Form 10QSB
period 1995-06-30
SA TELECOMMUNICATIONS INC  /DE/
filed 1995-08-21
CIK 845414

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1995

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.


                         Commission File Number      0-18048


                   SA Telecommunications, Inc.
(Exact Name of small business issuer as specified in its charter)

           Delaware                             75-2258519
(State or other jurisdiction of               (IRS Employer
incorporation or organization)            Identification Number)


       1912 Avenue K, Suite 100
             Plano, Texas                         75074
(Address of principal executive offices)        (Zip Code)

                         (214) 516-0662
                   (Issuer's telephone number)

                        SA Holdings, Inc.
      (Former name, former address and former fiscal year,
                  if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 11,568,590 shares of the registrant's common stock outstanding as of August 15, 1995.


          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


                              INDEX


Part I.  Financial Information

     Item 1 - Financial Statements

        Consolidated Balance Sheets

        Consolidated Statements of Operations

        Consolidated Statements of
           Shareholders' Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated
           Financial Statements

     Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

     Item 1. - Legal Proceedings

     Item 2. - Change in Securities

     Item 3. - Defaults Upon Senior Securities

     Item 4. - Submission of Matters to a Vote of Security Holders

     Item 5. - Other Information

     Item 6. - Exhibits and Reports on Form 8-K


                  Part I. Financial Information
                  Item 1.  Financial Statements

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                             ASSETS

                                        June 30,     December 31,
                                          1995           1994
                                      -----------    ------------
CURRENT ASSETS
   Cash                               $    87,101    $   331,431
   Accounts and notes receivable
      Trade, net of allowance for
        doubtful accounts of $279,793
        and $178,368, respectively      3,674,018        985,174
      Other, net of allowance for
        doubtful accounts of $46,122
        and $48,825, respectively         367,228        142,301
   Acquisition financing receivable     1,004,486           -
   Inventory                              242,863        123,790
   Prepaid expenses and other             300,991        341,290

      Total current assets              5,676,687      1,923,986

NET ASSETS OF DISCONTINUED TITLE
   PLANT SERVICES OPERATIONS            3,444,670      3,537,386

PROPERTY AND EQUIPMENT                  5,591,214        979,022
   Less accumulated amortization       (2,570,140)      (187,169)

     Net property and equipment         3,021,074        791,853

EXCESS OF COST OVER NET ASSETS
   ACQUIRED, net of accumulated
   amortization                        17,181,806      4,943,494

OTHER ASSETS
   Employee note receivable                  -           195,904
   Other                                  548,227        384,211

     Total other assets                   548,227        580,115

     TOTAL ASSETS                    $ 29,872,464   $ 11,776,834



                          - Continued -


The accompanying notes are an integral part of these consolidated financial statements.



          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS - Continued
                           (Unaudited)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                        June 30,     December 31,
                                          1995           1994
                                      -----------    ------------
CURRENT LIABILITIES
 Accounts payable - trade             $   217,211    $   223,362
 Accrued telecommunications expenses    2,162,089        755,669
 Other accrued expenses                 1,142,593        163,195
 Notes payable                            619,846        129,610
 Current maturities of long-term debt     838,830         90,248

     Total current liabilities          4,980,569      1,362,084

LONG-TERM OBLIGATIONS,
     less current maturities           10,921,961        430,393

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE PREFERRED STOCK,
  $.00001 par value, 250,000 shares
  authorized; 166,667 shares issued
  in 1995                               1,215,000           -

SHAREHOLDERS' EQUITY
  Series B Preferred stock, $.00001
    par value, 250,000 shares
    authorized; 125,000 shares
    issued in 1995                        637,874           -
  Common stock, $.0001 par value,
    50,000,000 shares authorized;
    11,751,162 and 10,566,139
    issued, respectively                    1,175          1,057
  Additional paid-in capital           18,964,650     15,629,114
  Retained deficit                     (6,441,846)    (5,404,864)
  Treasury stock (217,572 shares
    and 136,516 shares respectively)
    at cost                              (406,919)      (240,950)

  Total shareholders' equity           12,754,934      9,984,357

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                               $ 29,872,464   $ 11,776,834



The accompanying notes are an integral part of these consolidated financial statements.

                                      SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                                                  For the three months         For the six months
                                                                     ended June 30,              ended June 30,
                                                                ----------------------       ------------------------
                                                                   1995          1994           1995          1994
                                                                -----------  -----------     -----------  -----------
TELECOMMUNICATIONS REVENUES                                     $ 4,004,348  $ 2,862,105     $ 6,313,575  $ 4,326,767

OPERATING EXPENSES
 Cost of revenues                                                 2,818,043    2,494,398       4,630,197    3,730,982
 General and administrative                                       1,387,361      686,812       1,981,381    1,118,758
 Depreciation and amortization                                      243,570       92,717         375,802      148,129

    Total operating expenses                                      4,448,974    3,273,927       6,987,380    4,997,869

LOSS FROM CONTINUING OPERATIONS BEFORE
   OTHER INCOME (EXPENSE)                                          (444,626)    (411,822)       (673,805)    (671,102)

OTHER INCOME (EXPENSE)
   Interest expense                                                (103,377)      (1,000)       (118,306)      (3,438)
   Other                                                              2,585        6,247           5,129       18,899

   Total other income (expense)                                    (100,792)       5,247        (113,177)      15,461

LOSS FROM CONTINUING OPERATIONS                                    (545,418)    (406,578)       (786,982)    (655,641)

DISCONTINUED OPERATIONS
   Loss from title plant services operations                           -        (108,769)           -        (223,124)
   Provision for operating losses during phase-out period          (250,000)        -           (250,000)        -

NET LOSS                                                         $ (795,418)  $ (515,344)    $(1,036,982)  $ (878,765)

Loss per weighted average
  common share outstanding
    Continuing operations                                        $     (.05)  $     (.04)    $      (.07)  $     (.08)
    Discontinued operations                                            (.02)        (.01)           (.02)        (.02)
    Net loss per share                                           $     (.07)  $     (.05)    $      (.09)  $     (.10)

Weighted average number of common shares outstanding             11,098,947    9,223,613      10,801,218    8,581,202


The accompanying notes are an integral part of these consolidated financial statements.


                                      SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (Unaudited)

                            Series B                                 Additional
                          Preferred Stock         Common Stock         Paid-In     Retained     Treasury
                         Shares     Amount     Shares     Amount       Capital     Deficit       Stock         Total
                         -----------------    ---------   ------    -----------  -----------   ---------   ------------
Balances at                                   7,372,661   $  737    $ 8,572,764  $(2,957,878)  $ (20,000)  $  5,595,623
  December 31, 1993

Private placements of                         322,317         32        940,436         -           -           940,468
  common stock

Issuance of common
 stock for:
  Exercise of options                         243,175         25        272,575         -           -           272,600
  Acquisition of LDN                        1,302,086        130      3,749,870         -           -         3,750,000

Net loss for the period                          -          -              -        (668,857)       -          (668,857)

Balances at June 30, 1994                   9,240,239     $  924    $13,535,645  $(3,626,735)  $ (20,000)   $ 9,889,834


Balances at December             $    -    10,566,139     $1,057    $15,629,114  $(5,404,864)  $(240,950)   $ 9,984,357
31, 1994

Private placements of                         274,792         27        316,025         -           -           316,052
common stock

Issuance of common stock for                  829,175         91        716,211                 (165,969)       550,333
  exercise of options

Issuance of Series B     125,000  637,874                                                                        637,874
  Preferred Stock for
  acquisition of USC

Issuance of Common Stock
  Purchase Warrants for
  acquisition of USC                                                  2,303,300                               2,303,300

Net loss for the period                                      -             -      (1,036,982)       -        (1,036,982)

Balances at              125,000 $637,874   11,670,106     $1,175   $18,964,650  $(6,441,846)  $(406,919)   $12,754,934
  June 30, 1995


The accompanying notes are an integral part of these consolidated financial statements.


                                      SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                  For the three months         For the six months
                                                                     ended June 30,              ended June 30,
                                                                  --------------------         -------------------

                                                                   1995          1994           1995          1994
                                                                   ----          ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $  (795,418)  $  (515,344)    $(1,036,982  $  (878,765)
  Adjustments to reconcile net loss
    to net cash used by operating activities
      Loss from discontinued operations                            250,000       108,769         250,000      223,124
      Depreciation and amortization                                243,570        92,717         375,801      148,129
      Provision for losses on accounts receivable                   46,048        11,910          61,894       14,720
      Other                                                        (17,666)         (894)         (1,796)      (6,608)
      (Increase) decrease
         Accounts and notes receivable                          (1,554,558)       32,002      (1,564,351)       4,253
         Stock subscription receivable                                -          900,000            -            -
         Prepaid expenses and other                                170,564        14,621         102,136       39,665
         Other assets                                               35,594       (17,469)         43,614      (54,556)
    Increase (decrease) in
        Accounts payable and accrued expenses                       99,351       203,140        (186,512)    (151,728)
         Payable to LDN shareholders                                  -       (1,354,660)           -            -

Net cash used in operating activities                           (1,522,515)     (525,208)     (1,956,196)    (661,766)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                             (42,379)     (196,381)        (45,083)    (203,070)
   Purchase of USC, net of cash acquired                        (6,729,203)         -         (6,729,203)        -
   Purchase of LDN, net of cash acquired                              -             -               -      (1,330,397)
   Other                                                           (14,200)        4,329         (26,108)      (1,825)

Net cash used in investing activities                           (6,785,782)     (192,052)     (6,800,394)  (1,535,292)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net changes in short-term loans                                 (27,775)      150,000         117,225      150,000
   Increase in long term debt                                    7,000,000       120,000       7,000,000      120,000
   Proceeds from private placement of common stock                 157,502          -            307,502      940,468
   Proceeds from Series A Preferred Stock                        1,000,000          -          1,000,000         -
   Proceeds from exercise of options                               274,513        55,614         315,142      272,600
   Principal payments on long-term obligations                     (21,311)         (586)        (46,075)        (586)

Net cash provided by financing activities                        8,382,929       325,033       8,693,794    1,482,482

NET CASH USED BY DISCONTINUED OPERATIONS                           (70,957)     (164,639)       (181,534)    (325,294)

DECREASE IN CASH                                                     3,675      (556,866)       (244,330)  (1,039,870)

Cash at beginning of period                                         83,426       715,388         331,431    1,198,392

Cash at end of period                                         $     87,101   $   158,522    $     87,101  $   158,522



 The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

     These interim consolidated financial statements are those of SA Telecommunications, Inc. and subsidiaries (the Company), formerly SA Holdings, Inc. These interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1994 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the consolidated results of operations for interim periods. The current period consolidated results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1995.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries
(unless otherwise indicated) listed below.

          U. S. Communications, Inc. (USC) - acquired effective
          June 1, 1995
          Long Distance Network, Inc. (LDN) - acquired effective
          March 1, 1994
          North American Telecommunications Corporation (NATC) Baltic States and CIS Ventures, Inc. (BS/CIS)
          CIS Intelligence Information Services, Inc. (CIS) Western Siberia Telecommunications (USA), Inc. (WST) 47.5%
          Intertex Trading Corporation (ITC) 50%
          Strategic Abstract and Title Corporation (SATC)
          (discontinued operation)

     All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - ACQUISITION OF U. S. COMMUNICATIONS, INC.

     Effective June 1, 1995, the Company acquired all of the outstanding common stock of U.S. Communications, Inc. (USC), a domestic interexchange long distance carrier located in Levelland, Texas. The aggregate purchase price was paid (i) $6.5 million in cash, (ii) $2.75 million in notes bearing 11% interest per annum, (iii) $1.5 million in a separate group of notes also bearing interest at 11% per annum, (iv) 125,000 shares of Series B Preferred Stock of the Company, and (v) 1,050,000 common stock purchase warrants at $1.25 per common share. The parties placed $300,000 of the cash portion of the purchase price into escrow at a bank in order to satisfy claims of the Company of any breach or nonperformance of representation, warranty, covenant or other obligation of the sellers. Additionally, the Company has the right to offset the amounts payable under the $1.5 million notes for any event which it is entitled to indemnification. The Company has valued the Series B Preferred Stock and common stock purchase warrants at their fair value as of the date of issuance.

     In order to fund the cash portion of the purchase price, the Company borrowed an aggregate of $7.0 million from Norwest Bank Minnesota, N.A. and privately placed 166,667 shares of its Series A Preferred Stock along with 500,000 common stock purchase warrants at $1.125 per common share with Jesup & Lamont Securities Corporation for $1.5 million. The Company has valued the Series A Preferred Stock and common stock purchase warrants at their fair value as of the date of issuance.

     The acquisition was accounted for as a purchase whereby the excess purchase price over net assets acquired has been recorded based upon the fair value of assets acquired and liabilities assumed. The initial purchase price allocations are based on current estimates and may be subject to change based on final determination of fair value. As a result, the final purchase price allocations may differ from the presented estimates.

     A summary of the USC excess of cost over net assets acquired is as follows:

                                        June 30,
                                          1995             Life
                                        --------           ----
Goodwill                             $  9,183,573           25
Covenants not to compete                2,400,000            5
Customer acquisition costs                864,155           10
                                       12,447,728

Accumulated amortization              (    93,126)

                                     $ 12,354,602

     The following unaudited pro forma combined results of operations for the Company assume that the acquisition of USC was completed at the beginning of 1994. These proforma amounts represent the historical operating results of USC combined with those of the Company with appropriate adjustments which give effect for interest expense and amortization. These proforma amounts are not necessarily indicative of consolidated operating results which would have occurred had USC been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses.

                                   For the six months
                                     ended June 30,
                                   ------------------
                                  1995            1994
                                  ----            ----
Revenues                       $14,185,399     $11,886,967
Net loss                        (1,502,612)     (1,437,521)
Loss per share                        (.14)           (.17)

NOTE C - DISCONTINUED OPERATIONS

     During the first six months of 1995, the Company's discontinued title plant services subsidiary, SATC, incurred a net loss of $218,466. At December 31, 1994, a $150,000 reserve for operating losses during the phase-out period was established. This reserve has become inadequate due to unforeseen delays in filing the Form 10-SB registration statement necessary for SATC to become a publicly traded company prior to the distribution of the stock dividend to shareholders. As a result, an additional $250,000 reserve was established for SATC losses until the date of spinoff.

     Revenues of SATC for the six months ended June 30, 1995 and 1994 were $161,596 and $59,863, respectively, and for the three months ended June 30, 1995 and 1994 were $92,481 and $34,830, respectively.

NOTE D - NOTES PAYABLE

     Six members of the Board of Directors have individually made loans to the Company aggregating $210,610. The loans bear interest at 12% per annum. In connection with these loans, each director was granted an option to purchase one share of common stock for each $1.75 of principal amount loaned to the Company at a price of $1.75 per share (market value at date of grant) or an aggregate of 82,857 shares. The options are exercisable for six months from June 17, 1995.

     The notes payable assumed in the USC acquisition aggregating approximately $365,500 bear interest at rates ranging from 8% to 12 1/2 % per annum.

NOTE E - LONG TERM OBLIGATIONS

Long term obligations consists of:

                                       June 30,      December 31,
                                         1995            1994
                                       --------      ------------
Senior note payable to a bank         $7,000,000     $      -

Subordinated notes payable to
former USC shareholders due
on October 1, 1996 with interest
payable quarterly at 11% per annum     2,750,000            -

Subordinated notes payable to
former USC shareholders due $750,000
each on January 31, 1996 and July 31,
1996 with interest payable on
July 31, 1996 at 11% per annum         1,500,000            -

Note payable to a trust (collateral-
ized by land and building) due in
monthly installments of $1,586
including interest at 10% with the
balance due in 2004                      111,992         115,796

Note payable to a finance company
(unsecured) due in monthly installments
of $752. including interest at 7.5%
with the balance due in June, 2000        36,225            -

Capital lease obligation                 362,574         404,845
                                      11,760,791         520,641

Less current maturities
    Long term debt                      (756,533)        (7,801)
    Capital lease obligation             (82,297)       (82,447)

Long term portion                    $10,921,961       $430,393

     The Company obtained a $10 million senior credit facility from a bank to facilitate the acquisition of USC of which $7 million was outstanding at June 30, 1995. Additional advances under the credit facility are dependent upon the Company meeting certain predetermined levels of operating cash flow. The borrowings are secured by principally all of the assets of the Company. Principal payments will be due in quarterly installments commencing on December 31, 1996 with the balance due on June 30, 2000.

     The borrowings bear interest at a floating rate of from 1% to 2% above the bank's prime rate depending on the ratio of senior debt to operating cash flow. At the Company's option, the interest rate may be fixed at a floating rate of from 3% to 4% above the London Interbank Offered Rate (LIBOR) also dependant on the ratio of senior debt to operating cash flow. Interest is payable quarterly.

     The credit facility agreement contains covenants which, among other matters (I) limit the Company's ability to incur indebtedness, merge, consolidate and acquire or sell assets, (ii) require the Company to satisfy certain ratios related to operating cash flow and senior debt service coverage, and (iii) limits the payment of interest and principal on subordinated debt.

NOTE F - PREFERRED STOCK

     Each share of Series A Cumulative Convertible Preferred Stock entitles its holder to receive an annual dividend of $.72 per share, payable at the option of the Company in either cash or shares of Series A Preferred Stock; to convert it into 8 shares of Common Stock as adjusted in the event of future dilution from stock dividends and recapitalizations; to receive up to $9.00 per share plus accrued and unpaid dividends in the event of involuntary or voluntary liquidation; and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company on or after July 31, 1997, but must mandatorily be redeemed no later than July 31, 2000 at a price of $9.00 per share plus accrued and unpaid dividends.

     Each share of Series B Cumulative Convertible Preferred Stock entitles its holder to receive an annual dividend of $.80 per share payable at the option of the Company in either cash or shares of Series B Preferred Stock; to convert it into 8 shares of Common Stock, as adjusted in the event of future distribution from stock dividends and recapitalizations; to receive up to $10.00 per share plus accrued and unpaid dividends in the event of involuntary or voluntary liquidation; and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company on or after July 31, 1997 at a price of $10.00 per share plus accrued and unpaid dividends..

NOTE G - STOCK OPTIONS

     On January 17, 1995 and May 12, 1995, the Board of Directors granted options under the 1994 Employee Stock Option Plan to purchase up to 426,500 shares and 390,250 shares, respectively, of the Company's common stock to employees at a price of $1.75 per share (market value of the Company's common stock on the date of grant). After a six month waiting period from the date of grant, the shares acquired upon exercise may only be sold over eighteen months for directors, twenty-four months for officers, and thirty months for employees.

Part I.  Financial Information

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The most significant event which impacted the first six months of 1995 and will continue to impact the Company was the acquisition of U.S. Communications, Inc. (USC) effective June 1, 1995. USC is a ten-year-old domestic interexchange long-distance carrier located in Levelland, Texas. In addition to providing intrastate, interstate, and international service, USC provides a variety of operator and other services throughout the Southwest. The Company acquired all of the outstanding capital stock of USC for an aggregate purchase price consisting of (i) $6.5 million in cash, (ii) $2.75 million in notes bearing 11% interest per annum, (iii) $1.5 million in a separate group of notes also bearing interest at 11% per annum, (iv) 125,000 shares of Series B Preferred Stock of the Company, and (v) 1,050,000 Common Stock purchase warrants at $1.25 per common share. The parties placed $300,000 of the cash portion of the purchase price into escrow at a bank in order to satisfy claims of the Company of any breach or nonperformance of representation, warranty, covenant, or other obligation of the sellers. Additionally, the Company has the right to offset the amounts payable under the $1.5 million notes for any event to which it is entitled indemnification.

In order to fund the cash portion of the purchase price, the Company borrowed an aggregate of $7 million from Norwest Bank
Minnesota, N.A. and privately placed 166,667 shares of its Series
A Preferred Stock along with 500,000 Common Stock purchase warrants at $1.125 per common share with Jesup & Lamont
Securities Corporation for $1.5 million.

This acquisition was accounted for under the purchase method of accounting for business combinations and, accordingly, is so reflected since June 1, 1995 in the Company's consolidated statements of operations for the three months and six months ended June 30, 1995. In 1994, USC was profitable on revenues of $16 million. USC had revenues of $1.7 million for the month ended June 30, 1995.

USC will be integrated into the core telecommunications operations comprised of LDN, NATC and the Company. This integrated organization will provide the infrastructure for operations and future telecommunications acquisitions and expansion.

Since the end of the third quarter of 1994, the Company has suspended the expansion of its international sales organization through new office openings. Because of the acquisition of USC, this suspension is expected to stay in effect indefinitely and all growth is expected to be internally generated through the efforts of established foreign sales offices.

As part of an overall plan of disposition, on December 28, 1994, the Board of Directors approved a spinoff of from 55% to 60% of its title plant services subsidiary, SATC, in the form of a dividend to shareholders. The Form 10-SB registration statement required for SATC to become a public company prior to the distribution to shareholders was filed June 30, 1995, but is not yet effective.


Results of Operations

The following table sets forth certain items in the Company's
Consolidated Statements of Operations as a percentage of its operating revenues for the three and six month periods ended June
30, 1995 and 1994.

                               For the three       For the six
                               months ended        months ended
                                 June 30,            June 30,
                               -------------       ------------
                               1995      1994      1995    1994
                               ----      ----      ----    ----
Operating revenue              100%      100%      100%    100%
Cost of revenue                 70        87        73      86
General and administrative      35        24        31      26
Depreciation and amortization    6         3         6       3
Loss from continuing
  operations before other      (11)      (14)      (10)    (15)
Other income (expense)         ( 3)       -        ( 2)     -
Loss from continuing           (14)      (14)      (12)    (15)
  operations
Discontinued operations        ( 6)      ( 4)      ( 4)    ( 5)
Net loss                       (20)%     (18)%     (16)%   (20)%

Three months ended June 30, 1995, compared to three months ended
June 30, 1994

The Company had revenues from continuing operations of $4,004,348 for the three months ended June 30, 1995 as compared to $2,862,105 for the same quarter last year. This represents an overall 40% increase over the like period of last year. Of the total increase, $1,738,117 is attributable to the increase in domestic telecommunications revenue from the USC acquisition effective June 1, 1995. International telecommunications revenue decreased by $167,498 because of the moratorium on expansion, the phasing out of agent-run offices in favor of Company-owned offices, and the termination of a wholesaling arrangement with a reseller in Brazil which lacked adequate profit margins and experienced high costs of administration. In addition, revenues from operator services decreased by $428,376 due to accelerated competition and reductions in retail prices.

The Company incurred a loss from continuing operations before other income (expense) of $444,626 for the three months ended June 30, 1995 versus a $411,822 loss in the second quarter of 1994. Although the losses are comparable, gross profit margins as a percentage of revenue improved substantially while general and administrative expense and depreciation and amortization expense as a percentage of revenue increased.

Cost of revenue (transmission costs, switching costs, and commissions) increased to $2,818,043 for the three months ended June 30, 1995 from $2,494,398 in the same quarter of 1994, principally due to the increased revenue base from the USC acquisition. However, the gross profit margin increased to 30% in 1995 from 13% in 1994. This increase is principally due to the improved mix of call traffic afforded by the USC revenue. The percentage of direct dial long distance calls, which have a higher gross profit margin, has increased as compared to the lower-margin operator service calls.

General and administrative expense increased to $1,387,361 for the three months ended June 30, 1995 from $686,812 in the second quarter of 1994, and as a percentage of revenue, increased between the periods to 35% in 1995, as compared to 24% in 1994. The increase in total general and administrative expense is attributable to the USC acquisition. The increase as a percentage of revenue is indicative of a privately owned, family run company such as USC prior to the acquisition. The Company will immediately focus on bringing this percentage in line with that of the Company.

Depreciation and amortization increased to $243,570 in 1995 from $92,717 in 1994 and as a percentage of revenue increased to 6% in 1995 from 3% in 1994. The increase resulted from amortization of intangible assets arising from the acquisition of USC and increased depreciation from switching equipment acquired in December, 1994.

The Company had other expenses of $100,792 for the three months ended June 30, 1995 as compared to other income of $5,247 in the same quarter of 1994. This is primarily due to an increase in interest expense related to the increased debt load from the USC acquisition.

The provision for operating losses of the discontinued operation during the phase-out period was increased by $250,000 during the three months ended June 30, 1995. The $150,000 reserve established at December 31, 1994 became inadequate due to unforeseen delays in filing the Form 10-SB registration necessary for SATC to become a public company prior to the distribution of the stock dividend to shareholders.

The Company incurred a consolidated net loss of $795,418 for the three months ended June 30, 1995 as compared to $515,344 in the second quarter of 1994. This increased consolidated net loss is principally attributable to the increased general and administrative expense, depreciation and amortization expense, and provision for discontinued operating losses, offset by improved gross profit margins. Management expects to bring the general and administrative expenses at USC under control within 120 to 150 days. The depreciation and amortization expenses and provision for discontinued operating losses are non-cash charges.


Six months ended June 30, 1995, compared to six months June 30,
1994

The Company had revenues from continuing operations of $6,313,575 for the six months ended June 30, 1995 as compared to $4,326,767 for the same six months last year. This represents an overall 46% increase over the like period of last year. Of the total increase, $1,738,117 is attributable to the increase in domestic telecommunications revenue from the USC acquisition effective June 1, 1995. International telecommunications revenue decreased by $343,503 because of the moratorium on expansion, the phasing out of agent-run offices, and the termination a wholesaling arrangement with a reseller in Brazil which lacked adequate profit margins and experienced high costs of administration. In addition, the first six months of 1994 only include four months of LDN revenue since that acquisition was effective March 1, 1994.

The Company incurred a loss from continuing operations before other income (expense) of $673,805 for the six months ended June 30, 1995 versus a $671,102 loss in the same period of 1994. Although the losses are comparable, gross profit margins as a percentage of revenue improved substantially while general and administrative expense and depreciation and amortization expense as a percentage of revenue increased.

Cost of revenue (transmission costs, switching costs, and commissions) increased to $4,630,197 for the six months ended June 30, 1995 from $3,730,982 in the same period of 1994, principally due to the increased revenue base from the USC acquisition. However, the gross profit margin increased to 27% in 1995 from 14% in 1994. This increase is principally due to the improved mix of call traffic afforded by the USC revenue. The percentage of direct dial long distance calls, which have a higher gross profit margin, has increased as compared to the lower margin operator service calls.

General and administrative expense increased to $1,981,381 for the six months ended June 30, 1995 from $1,118,758 in the first six months of 1994, and as a percentage of revenue, increased between the periods to 31% in 1995, as compared to 26% in 1994. The increase in total general and administrative expense is attributable to the USC acquisition. The increase as a percentage of revenue is indicative of the lack of cost containment being experienced at USC. The Company will immediately focus on bringing this percentage in line with revenue levels.

Depreciation and amortization increased to $375,802 in 1995 from $148,129 in 1994 and as a percentage of revenue increased to 6% in 1995 from 3% in 1994. The increase resulted from amortization of intangible assets from the acquisition of USC and increased depreciation from switching equipment acquired in December, 1994.

The Company had other expenses of $113,177 for the six months ended June 30, 1995 as compared to other income of $15,461 in the first six months of 1994. This is primarily due to an increase in interest expense related to the increased debt load from the USC acquisition.

The provision for operating losses of the discontinued operation during the phase-out period was increased by $250,000 during the six months ended June 30, 1995. The $150,000 reserve established at December 31, 1994 became inadequate due to unforeseen delays in obtaining Securities and Exchange Commission approval of the Form 10-SB registration filed by SATC to become a public company prior to the distribution of the stock dividend to shareholders.

The Company incurred a consolidated net loss of $1,036,982 for the six months ended June 30, 1995 as compared to $878,765 in the same period of 1994. This increased consolidated net loss is principally attributable to the increased general and administrative expense, depreciation and amortization expense, and provision for discontinued operating losses, offset by improved gross profit margins. Management expects to bring the general and administrative expenses at USC under control within 120 to 150 days. The depreciation and amortization expenses and provision for discontinued operating losses are non-cash charges.

Liquidity and Capital Resources

For the three months ended June 30, 1995, the Company experienced negative cash flow from operations of $1,522,515 as compared to $525,208 in the like quarter of 1994. For the six months ended June 30, 1995, the Company experienced negative cash flow from operations of $1,956,196 as compared to $661,766 for the like period of 1994. This increase in both instances is caused by the effective date accounting treatment of the USC acquisition, which was closed subsequent to June 30, 1995 with an effective date of June 1, 1995. This creates a large receivable at June 30, 1995 for the funds from the acquisition financing received subsequent to that date.

The acquisition of USC was funded from a combination of bank indebtedness and the issuance of preferred stock. Management believes that future acquisitions can be financed in a similar manner or, alternatively, by use of private placements of common stock. A portion of the USC financing will be used for working capital purposes.

The Company has been successful in financing its operations and expansion needs from proceeds from private placements of common stock and the exercise of stock options. Although there are no assurances that such sources of funds will continue to be available, management believes that it can continue to raise funds with this type of financing as the need dictates. Additionally, management believes that cash flow generated from operations will improve with the acquisition and integration of USC into the Company.

At June 30, 1995, continuing operations had cash balances of $87,101 as compared to $331,431 at December 31, 1994. As of June 30, 1995, continuing operations had working capital of $696,118 and a current ratio of 1.14 to 1, as compared to working capital of $561,902 and a current ratio of 1.41 to 1 at December 31, 1994. The decline in cash is attributable to payments made to reduce current liabilities.

Capital Expenditures

There were no significant capital expenditures, other than the USC acquisition, made in the first six months of 1995.
Additional switching equipment will be required in the next six months to a year as the network expands. The additional switching equipment is estimated to cost from $500,000 to $1,000,000, according to sizing, and is expected to be financed with a capital lease transaction or bank debt.

Part II - Other Information

Item 1.   Legal Proceedings

     None.


Item 2.   Changes in Securities

     Pursuant to the Certificate of Incorporation of the Company, the Board of Directors has the authority, without further shareholder approval, to provide for the issuance of up to 12,500,000 shares of Preferred Stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, number of shares constituting any such series and the designation of such series. The Board of Directors of the Company has created and issued 166,667 shares of the Series A Cumulative Convertible Preferred Stock and 125,000 shares of the Series B Cumulative Convertible Preferred Stock. Certain rights afforded the holders of the Series A Preferred Stock and the Series B Preferred Stock are in preference to the rights afforded the holders of the Common Stock. The Board of Directors has the power to establish preferences and rights of additional series of Preferred Stock, and, accordingly, it may afford the holders of any such series of Preferred Stock preferences, powers and rights (including voting rights) senior to the rights of the holders of the Common Stock and/or the existing series of Preferred Stock.


Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.


Item 5.   Other Information

     None.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Certificate of Incorporation of the Company, as amended (filed herewith)

          3.2       Amended and Restated Bylaws of the Company
                    (filed herewith)

          4.1 Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 31, 1995 (the "Form 8-K") and incorporated herein by reference)

          4.2 Share Purchase Agreement, dated July 31, 1995, between SA Holdings, Inc. and Jesup & Lamont Securities Corporation (filed as
                    Exhibit 4.2 to the Form 8-K and incorporated herein by reference)

          4.3       Form of Series A Preferred Stock Certificate
                    (filed as Exhibit 4.3 to the Form 8-K and incorporated herein by reference)

          4.4 Warrant Purchase Agreement, dated July 31, 1995, between SA Holdings, Inc. and Jesup & Lamont Securities Corporation (filed as
                    Exhibit 4.4 to the Form 8-K and incorporated herein by reference)

          4.5 Common Stock Purchase Warrant Certificate issued to Jesup & Lamont Securities
                    Corporation (filed as Exhibit 4.5 to the Form
                    8-K and incorporated herein by reference)

          4.6       Certificate of Designations, Preferences and
                    Rights of Series B Cumulative Convertible
                    Preferred Stock (filed as Exhibit 4.6 to the
                    Form 8-K and incorporated herein by
                    reference)

          4.7 Form of Purchase Note, issued by SA Holdings, Inc. and schedule of differences thereto pursuant to General instruction 2 to Item 601 (filed as Exhibit 4.7 to the Form 8-K and incorporated herein by reference)

          4.8 Form of Offset Note, issued by SA Holdings, Inc. and schedule of differences thereto pursuant to General Instruction 2 to Item 601 (filed as Exhibit 4.8 to the Form 8-K and incorporated herein by reference)

          4.9 Form of Note, Preferred Stock & Warrant Purchase Agreement, dated as of July 31, 1995 between SA Holdings, Inc. and the purchasers thereof (filed as Exhibit 4.9 to the Form 8-K and incorporated herein by reference)

          4.10      Form of Series B Preferred Stock Certificate
                    (filed as Exhibit 4.10 to the Form 8-K and incorporated herein by reference)

          4.11      Form of Common Stock Purchase Warrant
                    Certificate issued to purchasers thereof
                    (filed as Exhibit 4.11 to the Form 8-K and incorporated herein by reference)

          4.12 Term Credit Agreement dated July 31, 1995 between SA Holdings, Inc. and Norwest Bank-Minnesota, N.A. and related Security Agreement and Promissory Note (filed as
                    Exhibit 4.12 to the Form 8-K and incorporated herein by reference)

          10.1 Stock Purchase Agreement, dated as of June 30, 1995, between SA Holdings, Inc., U.S. Communications, Inc. and the Shareholders thereof (the "Stock Purchase Agreement") (filed as Exhibit 2.1 to the Form 8-K and incorporated herein by reference)

          10.2      Supplemental Agreement to the Stock Purchase
                    Agreement, dated July 31, 1995 (filed as
                    Exhibit 2.2 to the Form 8-K and incorporated herein by reference)


          27.1      Financial Data Schedule (filed herewith)


Item 6.   Reports on Form 8-K

     None.


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:  August 18, 1995      SA Telecommunications, Inc.



                            By:    Jack W. Matz, Jr.
                                   Chief Executive Officer



                            By:    J. David Darnell
                                   Vice President, Finance and
                                   Chief Financial Officer


                                                      EXHIBIT INDEX

          3.1 Certificate of Incorporation of the Company, as amended (filed herewith)

          3.2       Amended and Restated Bylaws of the Company
                    (filed herewith)

          4.1 Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 31, 1995 (the "Form 8-K") and incorporated herein by reference)

          4.2 Share Purchase Agreement, dated July 31, 1995, between SA Holdings, Inc. and Jesup & Lamont Securities Corporation (filed as
                    Exhibit 4.2 to the Form 8-K and incorporated herein by reference)

          4.3       Form of Series A Preferred Stock Certificate
                    (filed as Exhibit 4.3 to the Form 8-K and incorporated herein by reference)

          4.4 Warrant Purchase Agreement, dated July 31, 1995, between SA Holdings, Inc. and Jesup & Lamont Securities Corporation (filed as
                    Exhibit 4.4 to the Form 8-K and incorporated herein by reference)

          4.5 Common Stock Purchase Warrant Certificate issued to Jesup & Lamont Securities
                    Corporation (filed as Exhibit 4.5 to the Form
                    8-K and incorporated herein by reference)

          4.6       Certificate of Designations, Preferences and
                    Rights of Series B Cumulative Convertible
                    Preferred Stock (filed as Exhibit 4.6 to the
                    Form 8-K and incorporated herein by
                    reference)

          4.7 Form of Purchase Note, issued by SA Holdings, Inc. and schedule of differences thereto pursuant to General instruction 2 to Item 601 (filed as Exhibit 4.7 to the Form 8-K and incorporated herein by reference)

          4.8 Form of Offset Note, issued by SA Holdings, Inc. and schedule of differences thereto pursuant to General Instruction 2 to Item 601 (filed as Exhibit 4.8 to the Form 8-K and incorporated herein by reference)

          4.9 Form of Note, Preferred Stock & Warrant Purchase Agreement, dated as of July 31, 1995 between SA Holdings, Inc. and the purchasers thereof (filed as Exhibit 4.9 to the Form 8-K and incorporated herein by reference)

          4.10      Form of Series B Preferred Stock Certificate
                    (filed as Exhibit 4.10 to the Form 8-K and incorporated herein by reference)

          4.11      Form of Common Stock Purchase Warrant
                    Certificate issued to purchasers thereof
                    (filed as Exhibit 4.11 to the Form 8-K and incorporated herein by reference)

          4.12 Term Credit Agreement dated July 31, 1995 between SA Holdings, Inc. and Norwest Bank-Minnesota, N.A. and related Security Agreement and Promissory Note (filed as
                    Exhibit 4.12 to the Form 8-K and incorporated herein by reference)

          10.1 Stock Purchase Agreement, dated as of June 30, 1995, between SA Holdings, Inc., U.S. Communications, Inc. and the Shareholders thereof (the "Stock Purchase Agreement") (filed as Exhibit 2.1 to the Form 8-K and incorporated herein by reference)

          10.2      Supplemental Agreement to the Stock Purchase
                    Agreement, dated July 31, 1995 (filed as
                    Exhibit 2.2 to the Form 8-K and incorporated herein by reference)

          27.1      Financial Data Schedule (filed herewith)