Form 10-Q
period 1995-09-30
SA TELECOMMUNICATIONS INC /DE/
filed 1995-11-14
CIK 845414

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ___________.

                    Commission File Number      0-18048
                                           -----------------

                         SA TELECOMMUNICATIONS, INC.
     (Exact Name of small business issuer as specified in its charter)

               DELAWARE                                  75-2258519
     (State or other jurisdiction                       (IRS Employer
   of incorporation or organization)                Identification Number)

 1912 AVENUE K, SUITE 100, PLANO, TEXAS                    75074
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
Yes  X    No
   -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the test practicable date: Common Stock outstanding at November 10, 1995 - 13,351,264.

               SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                   INDEX

Part I.  Financial Information                                        PAGE
                                                                      ----
         Item 1. Financial Statements                                   1

         Consolidated Balance Sheets                                  1-2

         Consolidated Statements of Operations                          3

         Consolidated Statements of Shareholders' Equity                4

         Consolidated Statements of Cash Flows                          5

         Notes to Consolidated Financial Statements                  6-10

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               11-16

Part II. Other Information                                             17

         Item 1. Legal Proceedings                                     17

         Item 4. Submission of Matters to a Vote of Security Holders   17

         Item 6. Exhibits and Reports on Form 8-K                   18-20

                       Part I. Financial Information
                       Item 1.  Financial Statements

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                 September 30,   December 31,
                                                      1995           1994
                                                 -------------   ------------
CURRENT ASSETS
  Cash                                             $   271,075   $   331,431
  Accounts and notes receivable
    Trade, net of allowance for doubtful
     accounts of $411,133 and $178,368
     respectively                                    4,041,762       985,174
    Other, net of allowance for doubtful
     accounts of $46,122 and $48,825
     respectively                                      430,636       142,301
  Inventory                                            244,660       123,790
  Prepaid expenses and other                           416,446       341,290
                                                   -----------   -----------

    Total current assets                             5,404,579     1,923,986
                                                   -----------   -----------

NET ASSETS OF DISCONTINUED TITLE PLANT
 SERVICES OPERATIONS                                 3,288,937     3,537,386
                                                   -----------   -----------

PROPERTY AND EQUIPMENT (Note D)                      5,036,016       979,022
  Less accumulated depreciation                     (2,624,296)     (187,169)
                                                   -----------   -----------
    Net property and equipment                       2,411,720       791,853
                                                   -----------   -----------
EXCESS OF COST OVER NET ASSETS
 ACQUIRED, net of accumulated amortization          18,355,686     4,943,494
                                                   -----------   -----------
OTHER ASSETS
  Employee note receivable                                   -       195,904
  Other                                                339,776       384,211
                                                   -----------   -----------
    Total other assets                                 339,776       580,115
                                                   -----------   -----------
    TOTAL ASSETS                                   $29,800,698   $11,776,834
                                                   ===========   ===========

                                - Continued -


                 The accompanying notes are an integral part of these consolidated financial statements.

                 SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 September 30,   December 31,
                                                      1995           1994
                                                 -------------   ------------
CURRENT LIABILITIES
  Accounts payable - trade                         $   253,689   $   223,362
  Accrued telecommunications expenses                2,433,833       755,669
  Other accrued expenses                             1,276,375       163,195
  Notes payable                                        154,030       129,610
  Current maturities of long-term obligations          999,331        90,248
                                                   -----------   -----------
    Total current liabilities                        5,117,258     1,362,084
                                                   -----------   -----------
LONG-TERM OBLIGATIONS,
 less current maturities                             9,638,048       430,393
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE PREFERRED STOCK, $.00001
 par value, 250,000 shares authorized;
 166,667 shares issued in 1995                       1,238,750             -
                                                   -----------   -----------

SHAREHOLDERS' EQUITY
  Series B Preferred stock, $.00001 par value,
   250,000 shares authorized; 125,000 shares
   issued in 1995                                      637,874             -
  Common stock, $.0001 par value, 50,000,000
   shares authorized; 12,987,103 and 10,566,139
   issued, respectively                                  1,299         1,057
  Additional paid-in capital                        21,278,547    15,629,114
  Retained deficit                                  (7,654,477)   (5,404,864)
  Treasury stock (240,072 shares and 136,516
   respectively) at cost                              (456,601)     (240,950)
                                                   -----------   -----------
    Total shareholders' equity                      13,806,642     9,984,357
                                                   -----------   -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $29,800,698   $11,776,834
                                                   ===========   ===========





                 The accompanying notes are an integral part of these consolidated financial statements.

                   SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the three months          For the nine months
                                                               ended September 30,          ended September 30,
                                                           -------------------------   ---------------------------
                                                               1995          1994           1995           1994
                                                               ----          ----           ----           ----
TELECOMMUNICATIONS REVENUES                                $ 7,459,367   $ 2,769,182   $ 13,772,942    $ 7,095,949
                                                           -----------   -----------   ------------    -----------
OPERATING EXPENSES
    Cost of revenues                                         4,944,734     2,375,440      9,574,931      6,106,421
    General and administrative                               2,547,565     1,037,698      4,528,945      2,156,456
    Depreciation and amortization                              533,213       112,911        909,014        261,040
    Nonrecurring Russian Venture charges                       143,558           -          143,558            -
                                                           -----------   -----------   ------------    -----------
          Total operating expenses                           8,169,070     3,526,049     15,156,448      8,523,917
                                                           -----------   -----------   ------------    -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE OTHER INCOME (EXPENSE)                              (709,703)     (756,867)    (1,383,506)    (1,427,968)
                                                           -----------   -----------   ------------    -----------
OTHER INCOME (EXPENSE)
   Interest expense                                           (253,727)       (4,441)       (364,260)       (7,878)
   Other                                                        12,465         1,851           9,820        20,748
                                                           -----------   -----------   ------------    -----------
          Total other income (expense)                        (241,262)       (2,590)      (354,440)        12,870
                                                           -----------   -----------   ------------    -----------
                                                           -----------   -----------   ------------    -----------
LOSS FROM CONTINUING OPERATIONS                               (950,965)     (759,457)    (1,737,946)    (1,415,098)
                                                           -----------   -----------   ------------    -----------
DISCONTINUED OPERATIONS
   Loss from title plant services operations                       -        (106,371)           -         (329,495)
   Provision for operating losses during phase-out period     (225,000)          -         (475,000)           -
                                                           -----------   -----------   ------------    -----------
 NET LOSS                                                   (1,175,965)     (865,828)    (2,212,946)    (1,744,593)
Preferred dividend requirements                                (36,667)          -          (36,667)           -
                                                           -----------   -----------   ------------    -----------
Net loss applicable to common shareholders                 $(1,212,632)  $  (865,828)  $ (2,249,613)   $(1,744,593)
                                                           -----------   -----------   ------------    -----------
                                                           -----------   -----------   ------------    -----------
Loss per weighted average common share outstanding
    Continuing operations                                        $(.08)        $(.08)         $(.16)         $(.16)
    Discontinued operations                                       (.02)         (.01)          (.04)          (.04)
                                                           -----------   -----------   ------------    -----------
    Net loss per share                                           $(.10)        $(.09)         $(.20)         $(.20)
                                                           -----------   -----------   ------------    -----------
                                                           -----------   -----------   ------------    -----------
    Net loss per share applicable to common shareholders         $(.10)        $(.09)         $(.20)         $(.20)
                                                           -----------   -----------   ------------    -----------
                                                           -----------   -----------   ------------    -----------
Weighted average number of common shares outstanding        11,778,005     9,579,459     11,129,177      8,917,561
                                                           -----------   -----------   ------------    -----------
                                                           -----------   -----------   ------------    -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                   SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (Unaudited)

                                            Series B                            Additional
                                         Preferred Stock       Common Stock      Paid-in     Retained     Treasury
                                         Shares   Amount     Shares    Amount    Capital      Deficit       Stock        Total
                                         ------   ------     ------    ------    -------      -------       -----        -----
Balances at December 31, 1993                               7,372,661  $  737  $ 8,572,764  $(2,957,878)  $ (20,000)  $ 5,595,623
Private placements of common stock                            534,317      54    1,277,814                              1,277,868
Issuance of common stock for:
  Exercise of options                                         683,553      68      737,959                                738,027
  Acquisition of LDN                                        1,302,086     130    3,749,870                              3,750,000
Net loss for the period                                                                      (1,744,593)               (1,744,593)
                                                           ----------   -----  -----------  -----------   ---------   -----------
Balances at September 30, 1994                              9,892,617  $  989  $14,338,407  $(4,702,471)  $ (20,000)  $ 9,616,925
                                                           ----------   -----  -----------  -----------   ---------   -----------
                                                           ----------   -----  -----------  -----------   ---------   -----------
Balances at December 31, 1994                              10,566,139  $1,057  $15,629,114  $(5,404,864)  $(240,950)  $ 9,984,357
Private placements of common stock                          1,591,459     159    1,934,337                              1,934,496
Issuance of common stock for
  exercise of options                                         829,505      83      538,420                 (215,651)      322,852
Issuance of Series A Redeemable
   Preferred stock for acquisition of USC                                          261,250                                261,250
Issuance of Series B Preferred Stock for
  acquisition of USC                     125,000  637,874                          612,126                              1,250,000
Issuance of Common Stock Purchase
Warrants for acquisition of USC                                                  2,303,300                              2,303,300
Net loss for the period                                                                      (2,249,613)               (2,249,613)
                                         ------- --------  ----------   -----  -----------  -----------   ---------   -----------
Balances at September 30, 1995           125,000 $637,874  12,987,103  $1,299  $21,278,547  $(7,654,477)  $(456,601)  $13,806,642
                                         ------- --------  ----------  ------  -----------  -----------   ---------   -----------
                                         ------- --------  ----------  ------  -----------  -----------   ---------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                         SA HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                            For the nine months
                                                            ended September 30,
                                                           ----------------------
                                                           1995              1994
                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                           $(2,249,613)      $(1,744,593)
  Adjustments to reconcile net loss
    to net cash used by operating activities
      Loss from discontinued operations                    475,000           329,495
      Depreciation and amortization                        909,014           261,040
      Provision for losses on accounts receivable          312,522           266,545
      Provision for Russian Venture Losses                 143,558             --
      Cash used for discontinued SATC business            (227,482)         (293,913)
      Other                                                  --               29,705
      (Increase) decrease
         Accounts and notes receivable                  (1,042,748)           (6,067)
         Prepaid expenses and other                        114,555            66,422
         Other assets                                       41,244           (34,731)
      Increase (decrease) in:
         Accounts payable and accrued expenses              18,773          (384,032)
                                                       ------------      ------------

Net cash used by operating activities                   (1,505,177)       (1,510,129)
                                                       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                     (65,792)         (203,345)
   Purchase of USC, net of cash acquired                (6,854,247)             --
   Purchase of LDN, net of cash acquired                     --           (1,330,397)
   Cash used for discontinued SATC business                (23,319)         (180,086)
   Other                                                   (30,573)           (6,700)
                                                       ------------      ------------

Net cash used in investing activities                   (6,973,931)       (1,720,528)
                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net changes in short-term loans                         (468,028)          185,610
  Increase in long term debt                             7,000,000           120,000
  Proceeds from private placement of common stock        1,682,503         1,241,868
  Proceeds from Series A Preferred Stock                 1,000,000             --
  Proceeds from exercise of options                        375,459           738,027
  Principal payments on long-term obligations           (1,171,182)           (2,372)
                                                       ------------      ------------
Net cash provided by financing activities                8,418,752         2,283,133
                                                       ------------      ------------
DECREASE IN CASH                                           (60,356)         (947,524)

Cash at beginning of period                                331,431         1,198,392
                                                       ------------      ------------
Cash at end of period                                     $271,075         $ 250,868
                                                       ============      ============


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

NOTE B - ACQUISITION OF U. S. COMMUNICATIONS, INC.

     Effective June 1, 1995, the Company acquired all of the outstanding common stock of U.S. Communications, Inc. (USC), a domestic interexchange long distance carrier located in Levelland, Texas. The stated purchase price of $12 million for the USC common stock and the covenants not to compete was paid (i) $6.5 million in cash, (ii) $2.75 million in notes bearing 11% interest per annum, (iii) $1.5 million in a separate group of notes also bearing interest at 11% per annum, (iv) 125,000 shares of Series B Preferred Stock of the Company, and (v) 1,050,000 common stock purchase warrants at $1.25 per common share. The parties placed $300,000 of the cash portion of the purchase price into escrow at a bank in order to satisfy claims of the Company of any breach or nonperformance of representation, warranty, covenant or other obligation of the sellers. Additionally, the Company has the right to offset the amounts payable under the $1.5 million notes for any event which it is entitled to indemnification. The Company has valued the Series B Preferred Stock and common stock purchase warrants at their fair value as of the date of issuance.

In order to fund the cash portion of the purchase price, the Company borrowed an aggregate of $7.0 million from Norwest Bank Minnesota, N.A. and privately placed 166,667 shares of its Series A Preferred Stock along with 500,000 common stock purchase warrants at $1.125 per common share with Jesup & Lamont Capital Markets, Inc. for $1.5 million. The Company has valued the Series A Preferred Stock and common stock purchase warrants at their fair value as of the date of issuance.

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

A summary of the USC excess of cost for financial reporting purposes over net assets acquired is as follows:

                                             September 30,
                                                  1995            Life
                                              ------------        ----
     Goodwill                                 $10,242,628          25
     Covenants not to compete                   2,400,000           5
     Customer acquisition costs                 1,138,070          10
                                              -----------
                                               13,780,698

     Accumulated amortization                    (334,504)
                                              ------------
                                              $13,446,194
                                              ============

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


                                          For the nine months
                                           ended September 30,
                                          ---------------------
                                         1995               1994
                                         ----               ----

Revenues                             $21,719,604        $19,152,219
Net loss applicable to common
  shareholders                        (3,415,818)        (3,402,573)
Loss per share applicable to
  common shareholders                       (.29)              (.38)

NOTE C - DISCONTINUED OPERATIONS

     During the first nine months of 1995, the Company's discontinued title plant services subsidiary, SATC, incurred a net loss of $328,592. At December 31, 1994, a $150,000 reserve for operating losses during the phase-out period was established. This reserve became inadequate due to unforeseen delays in filing the Form 10-SB registration statement necessary for SATC to become a publicly traded company prior to the distribution of the stock dividend to shareholders and the subsequent decision to cancel the spinoff and sell the subsidiary after the SATC President's death. As a result, an additional $475,000 reserve was established for SATC losses until the date of disposal.

     Revenues of SATC for the nine months ended September
     30, 1995 and 1994 were $256,124 and $92,544,
     respectively, and for the three months ended September
     30, 1995 and 1994 were $94,528 and $32,681, respectively.

NOTE D - NOTES PAYABLE

     Six members of the Board of Directors have individually made loans to the Company aggregating $210,610 of which $160,000 was repaid prior to September 30, 1995. The loans bear interest at 12% per annum. In connection with these loans, each director was granted an option to purchase one share of common stock for each $1.75 of principal amount loaned to the Company at a price of $1.75 per share (market value at date of grant) or an aggregate of 82,857 shares. The options are exercisable for six months from June 17, 1995.

     The notes payable assumed in the USC acquisition aggregating approximately $103,000 at September 30, 1995 bear interest at rates ranging from 8% to 12 1/2 % per annum.

NOTE E - LONG TERM OBLIGATIONS

     Long term obligations consists of:

                                             September  30,     December 31,
                                                  1995              1994
                                             --------------     ------------

     Senior note payable to a bank             $7,000,000           $ -

     Subordinated notes payable to
     former USC shareholders due
     on October 1, 1996 with interest
     payable quarterly at 11% per annum         1,650,000             -

     Subordinated notes payable to
     former USC shareholders due $750,000
     each on January 31, 1996 and July 31,
     1996 with interest payable on
     July 31, 1996 at 11% per annum             1,500,000             -

     Note payable to a trust (collateral-
     ized by land and building) due in
     monthly installments of $1,586
     including interest at 10% with the
     balance due in 2004                          110,018          115,796


     Note payable to a finance company
     (unsecured) due in monthly installments
     of $752, including interest at 7.5%
     with the balance due in June, 2000            34,637              -

     Capital lease obligation                     342,724          404,845
                                              -----------        ----------
                                               10,637,379          520,641

     Less current maturities
          Long term debt                         (915,063)          (7,801)
          Capital lease obligation                (84,268)         (82,447)
                                              -----------        ----------

     Long term portion                        $ 9,638,048         $430,393
                                              ===========         =========

     The Company obtained a $10 million senior credit facility from a bank to facilitate the acquisition of USC of which $7 million was outstanding at September 30, 1995. Additional advances under the credit facility are dependent upon the Company meeting certain predetermined levels of operating cash flow. The borrowings are secured by principally all of the assets of the Company. Principal payments will be due in quarterly installments commencing on December 31, 1996 with the balance due on June 30, 2000.

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

     At September 30, 1995, the Company was not in compliance with the senior leverage ratio and operating cash flow maintenance requirements contained in the senior credit agreement. On November 10, 1995, the Company entered into an amendment with the bank to waive these events of default and reset the ratio and maintenance requirements for periods subsequent to the default after the actual USC results of operations were determined. The Company expects to be in compliance with the covenant requirements at all future measurement dates. Under this amendment, the Company was required to pay a one-time waiver fee to the bank of $10,000 and to pay down the principal by $150,000 no later than November 30, 1995.

NOTE F - CAPITAL STOCK

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

     Each share of Series B Cumulative Convertible Preferred Stock entitles its holder to receive an annual dividend of $.80 per share payable at the option of the Company in either cash or shares of Series B Preferred Stock; to convert it into 8 shares of Common Stock, as adjusted in the event of future distribution from stock dividends and recapitalizations; to receive up to $10.00 per share plus accrued and unpaid dividends in the event of involuntary or voluntary liquidation; and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company on or after July 31, 1997 at a price of $10.00 per share plus accrued and unpaid dividends. Present holders of the Series B Cumulative Convertible Preferred Stock have waived their conversion rights.

     In September 1995, the Company sold 1,100,000 shares of unregistered, restricted Common Stock in a private placement transaction. In conjunction with this transaction, the purchasers received 1,100,000 common stock purchase warrants at $1.25 per share.

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

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The most significant event which impacted the first nine months of 1995 and will continue to impact the Company was the acquisition of U.S. Communications, Inc. (USC) effective June 1, 1995. USC is a ten-year-old domestic interexchange long-distance carrier located in Levelland, Texas. In addition to providing intrastate, interstate, and international service, USC provides a variety of operator and other services throughout the Southwest. The Company acquired all of the outstanding capital stock of USC for an aggregate purchase price consisting of (i) $6.5 million in cash, (ii) $2.75 million in notes bearing 11% interest per annum, (iii) $1.5 million in a separate group of notes also bearing interest at 11% per annum, (iv) 125,000 shares of Series B Preferred Stock of the Company, and (v) 1,050,000 Common Stock purchase warrants at $1.25 per common share. The parties placed $300,000 of the cash portion of the purchase price into escrow at a bank in order to satisfy claims of the Company of any breach or nonperformance of representation, warranty, covenant, or other obligation of the sellers. Additionally, the Company has the right to offset the amounts payable under the $1.5 million notes for any event to which it is entitled indemnification.

In order to fund the cash portion of the purchase price, the Company borrowed an aggregate of $7 million from Norwest Bank Minnesota, N.A. and privately placed 166,667 shares of its Series A Preferred Stock along with 500,000 Common Stock purchase warrants at $1.125 per common share with Jesup & Lamont Capital Markets, Inc. for $1.5 million.

This acquisition was accounted for under the purchase method of accounting for business combinations and, accordingly, is so reflected since June 1, 1995 in the Company's consolidated statements of operations for the three months and nine months ended September 30, 1995. In 1994, USC had net income of $425,000 on revenues of $16 million. USC had revenues of $6.8 million for the four months ended September 30, 1995.

USC will be integrated into the core telecommunications operations comprised of LDN, NATC and the Company. Management believes this integrated organization will provide the infrastructure for operations and future telecommunications acquisitions and expansion.

Since the end of the third quarter of 1994, the Company has suspended the expansion of its international sales organization through new office openings to focus on domestic operations. Because of the time commitments required for the integration of USC and emphasis on domestic revenue growth, this suspension is expected to stay in effect indefinitely and all growth is expected to be internally generated through the efforts of established foreign sales offices.

On October 6, 1995, the Company announced the cancellation of its proposed spinoff of approximately 57% of the common stock of its wholly-owned subsidiary, Strategic Abstract & Title Corporation (SATC), in the form of a dividend to its shareholders. This cancellation of the proposed stock dividend resulted from the death of the subsidiary's President, Mr. Harold A. Wilson, who was key to the successful transition of SATC to a public company. The Board of Directors believes it is in the best interest of the Company's shareholders to sell the information data base subsidiary rather than conclude the proposed spinoff via stock dividend distribution. Management is actively marketing SATC and it is expected that a sale will be consummated no later than the end of the first quarter of 1996.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of its operating revenues for the three and nine month periods ended September 30, 1995 and 1994.


                                     For the three     For the nine
                                     months ended      months ended
                                     September 30,     September 30,
                                     -------------     -------------
                                     1995    1994      1995     1994
                                     ----    ----      ----     ----
Operating revenue                    100%    100%      100%     100%
Cost of revenue                       66      86        70       86
General and administrative            34      37        33       30
Depreciation and amortization          7       4         6        4
Nonrecurring Russian Venture Charge    2       -         1        -
                                     ---     ---       ---      ---
Loss from continuing operations
 before other                         (9)    (27)      (10)     (20)
Other income (expense)                (3)      -        (3)       -
                                     ---     ---       ---      ---
Loss from continuing operations      (12)    (27)      (13)     (20)
Discontinued operations               (3)     (4)       (3)      (5)
                                     ---     ---       ---      ---
Net loss                             (15)%   (31)%     (16)%    (25)%
                                     ===     ===       ===      ===

THREE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

The Company had revenues from continuing operations of $7,459,367 for the three months ended September 30, 1995 as compared to $2,769,182 for the same quarter last year. This represents an overall 169% increase over the like period of last year. Of the total increase, $5,075,224 is attributable to the increase in domestic telecommunications revenue from the USC acquisition effective June 1, 1995. Operator services revenues decreased by $378,329 due to reductions in retail prices and the Company's de-emphasis of this less profitable product line, while international telecommunications revenues stayed approximately at the same level.

The Company incurred a loss from continuing operations before other income (expense) of $709,703 for the three months ended September 30, 1995 versus a $756,867 loss in the third quarter of 1994. Gross profit margins and general and administrative expense as a percentage of revenue improved substantially while depreciation and amortization expense as a percentage of revenue increased.

Cost of revenue (transmission costs, switching costs, and commissions) increased to $4,944,734 for the three months ended September 30, 1995 from $2,375,440 in the same quarter of 1994, principally due to the increased revenue base from the USC acquisition. However, the gross profit margin increased to 34% in 1995 from 14%

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

in 1994. This increase is principally due to the improved mix of call traffic afforded by the USC revenue. The percentage of direct dial long distance calls, which have a higher gross profit margin, has increased as compared to the lower-margin operator service calls. Management is de-emphasizing operator services because it is a less profitable product line.

General and administrative expense increased to $2,547,565 for the three months ended September 30, 1995 from $1,037,698 in the third quarter of 1994, and as a percentage of revenue, decreased between the periods to 34% in 1995, as compared to 37% in 1994. The increase in total general and administrative expense is attributable to the USC acquisition. The decrease as a percentage of revenue reflects management's continued focus on cost containment and head count to bring these costs in line with revenue levels.

Depreciation and amortization increased to $533,213 in 1995 from $112,911 in 1994 and as a percentage of revenue increased to 7% in 1995 from 4% in 1994. The increase resulted from amortization of intangible assets arising from the acquisition of USC, increased depreciation in the USC assets acquired, and increased depreciation from switching equipment acquired in December, 1994.

During the third quarter of 1995, the Company incurred a $143,558 nonrecurring charge to operations relating to the discontinuation of its non-telecommunications Russian Ventures. This charge represents management's estimate of the costs associated with winding down the affairs of these ventures including termination costs, collectibility of receivables, and write-downs of certain assets.

The Company had other expenses of $241,262 for the three months ended September 30, 1995 as compared to other expense of $2,590 in the same quarter of 1994. This is primarily due to an increase in interest expense related to the increased debt load incurred to consummate the USC acquisition.

The provision for operating losses of the discontinued operation during the phase-out period was increased by $225,000 during the three months ended September 30, 1995. The $400,000 of reserves previously established became inadequate due to unforeseen delays in filing the Form 10-SB registration necessary for SATC to become a public company prior to the distribution of the stock dividend to shareholders and the subsequent decision to cancel the spinoff and sell the subsidiary after the SATC President's death.

The Company incurred a consolidated net loss of $1,175,965 for the three months ended September 30, 1995 as compared to $865,828 in the third quarter of 1994. This increased consolidated net loss is principally attributable to the increased depreciation and amortization expense, the nonrecurring
Russian Venture charge, and the provision for discontinued operating losses, offset by improved gross profit margins. The depreciation and amortization expenses, nonrecurring Russian Venture charges, and provision for discontinued operating losses are non-cash charges.

The preferred stock dividend requirements relate to the securities issued in conjunction with the USC acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO NINE MONTHS SEPTEMBER 30,
1994

The Company had revenues from continuing operations of $13,772,942 for the nine months ended September 30, 1995 as compared to $7,095,949 for the same nine months last year. This represents an overall 94% increase over

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

the like period of last year. Of the total increase, $6,813,341 is attributable to the increase in domestic telecommunications revenue from the USC acquisition effective June 1, 1995. International telecommunications revenue decreased by $343,503 because of the moratorium on expansion, the phasing out of agent-run offices, and the termination a wholesaling arrangement with a reseller in Brazil which lacked adequate profit margins and experienced high costs of administration. In addition, the first nine months of 1994 only include seven months of LDN revenue since that acquisition was effective March 1, 1994.

The Company incurred a loss from continuing operations before other income (expense) of $1,383,506 for the nine months ended September 30, 1995 versus a $1,427,968 loss in the same period of 1994. Although the losses are comparable, gross profit margins as a percentage of revenue improved substantially while general and administrative expense and depreciation and amortization expense as a percentage of revenue increased. There was also a nonrecurring Russian Ventures charge in 1995.

Cost of revenue (transmission costs, switching costs, and commissions) increased to $9,574,931 for the nine months ended September 30, 1995 from $6,106,421 in the same period of 1994, principally due to the increased revenue base from the USC acquisition. However, the gross profit margin increased to 30% in 1995 from 14% in 1994. This increase is principally due to the improved mix of call traffic afforded by the USC revenue. The percentage of direct dial long distance calls, which have a higher gross profit margin, has increased as compared to the lower margin operator service calls. Management is de-emphasizing operator services because it is a less profitable product line.

General and administrative expense increased to $4,528,945 for the nine months ended September 30, 1995 from $2,156,456 in the first nine months of 1994, and as a percentage of revenue, increased between the periods to 33% in 1995, as compared to 30% in 1994. The increase in total general and administrative expense is attributable to the USC acquisition. The increase as a percentage of revenue is indicative of the higher than expected costs being experienced when USC was first acquired. The Company immediately focused on bringing this percentage in line with revenue levels as indicated in the third quarter comparisons. Management believes that the success of its cost containment measures will be apparent in the Company's fourth quarter of 1995 results of operations.

Depreciation and amortization increased to $909,014 in 1995 from $261,040 in 1994 and as a percentage of revenue increased to 6% in 1995 from 4% in 1994. The increase resulted from amortization of intangible assets from the acquisition of USC, increased depreciation on the USC assets acquired, and increased depreciation from switching equipment acquired in December, 1994.

During the third quarter of 1995, the Company incurred a $143,558 nonrecurring charge to operations relating to the discontinuation of the non-telecommunications Russian Ventures. This charge represents management's estimate of the costs associated with winding down the affairs of these ventures including termination costs, collectibility of receivables, and write-downs of certain assets.

The Company had other expenses of $354,440 for the nine months ended September 30, 1995 as compared to other income of $12,870 in the first nine months of 1994. This is primarily due to an increase in interest expense related to the increased debt load from the USC acquisition.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The provision for operating losses of the discontinued operation during the phase-out period was increased by $475,000 during the nine months ended September 30, 1995. The $150,000 reserve established at December 31, 1994 became inadequate due to unforeseen delays in filing the Form 10-SB registration necessary for SATC to become a public company prior to the distribution of the stock dividend to shareholders and the subsequent decision to cancel the spinoff and sell the subsidiary after the SATC President's death.

The Company incurred a consolidated net loss of $2,212,946 for the nine months ended September 30, 1995 as compared to $1,744,593 in the same period of 1994. This increased consolidated net loss is principally attributable to the increased general and administrative expense, depreciation and amortization expense, nonrecurring Russian Venture charges, and provision for discontinued operating losses, offset by improved gross profit margins. The depreciation and amortization expenses, nonrecurring Russian Ventures charge, and provision for discontinued operating losses are non-cash charges.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1995, the Company experienced negative cash flow from operations of $1,505,177 as compared to $1,510,129 for the like period of 1994. With the acquisition of USC and subsequent optimizing of the combined operations, the Company expects improvements in cash flow from operations in the fourth quarter of 1995 which will continue into 1996.

The acquisition of USC was funded from a combination of bank indebtedness and the issuance of preferred stock. Management believes that future acquisitions can be financed in a similar manner or, alternatively, by use of private placements of common stock. A portion of the USC financing was used for working capital purposes.

The Company is highly leveraged as a result of the substantial indebtedness it has incurred to finance the USC acquisition. At July 31, 1995, the Company obtained a $10,000,000 senior credit facility, $7,000,000 of which was used to fund a majority of the cash portion of the consideration for the USC acquisition. Additional advances of the $3,000,000 unused portion of the senior credit facilities are dependent upon the Company meeting certain predetermined levels of operating cash flow. At September 30, 1995, the Company had $9,638,048 of long term debt (including capital leases and excluding current maturities). In addition, principal amounts of subordinated notes issued by the Company to former shareholders of USC in connection with the USC financing will be due as follows: $750,000 on January 31, 1996, $750,000 on July 31, 1996, and $1,650,000 on October 1, 1996. The Company
expects that, in light of the amount of its existing indebtedness, it will continue to have substantial leverage for the foreseeable future. On November 10, 1995, the Company entered into an amendment to its senior credit agreement with the bank, which, among other things: (i) amended certain definitions, agreements and covenants relating to operating cash flow, senior debt service coverage, prepayments on subordinated debt and modifications with respect to the cancellation of the spin-off of SATC to the Company's stockholders, and (ii) waived any breach by the Company of financial covenants with respect to senior debt service coverage and with respect to operating cash flow as of September 30, 1995 and with respect to the failure to obtain the prior consent of the bank to the purchase of certain switching equipment. As part of such amendment, the Company paid a default fee of $10,000 and agreed to make an additional mandatory prepayment of indebtedness of $150,000 under such credit agreement by November 30, 1995. The bank has agreed to waive an additional default fee of $25,000 payable on January 31, 1996 if the Company proves to have been in compliance with financial covenants with respect to senior debt service coverage and with respect to operating cash flow as of December 31, 1995. Management of the Company anticipates that the Company will be in compliance with such covenants at all future measurement dates.

The Company has been successful in financing its operations and expansion needs from proceeds from private placements of common stock and the exercise of stock options. Although there are no assurances that such sources of funds will continue to be available, management believes that it can continue to raise funds with this type of financing as the need dictates. Additionally, management believes that cash flow generated from operations will improve with the integration of USC into the Company.

At September 30, 1995, continuing operations had cash balances of $271,075 as compared to $331,431 at December 31, 1994. As of September 30, 1995, continuing operations had working capital of $287,321 and a current ratio of
1.06 to 1, as compared to working capital of $561,902 and a current ratio of
1.41 to 1 at December 31, 1994. The decline in cash is attributable to payments made to reduce current liabilities.

The allowance for doubtful trade accounts receivable as a percentage of trade accounts receivable decreased to 10% at September 30, 1995 from 18% at December 31, 1994. This decrease is attributable to the higher percentage of domestic trade accounts receivable at September 30, 1995 from the USC acquisition which experienced substantially less bad debt than the international trade accounts receivable.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

CAPITAL EXPENDITURES

There were no significant capital expenditures, other than the USC acquisition, made in the first nine months of 1995. Additional switching equipment will be acquired in the fourth quarter for network expansion. The additional switching equipment is estimated to cost approximately $1,200,000, and will be financed with a capital lease transaction.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On July 20, 1995, a suit was filed in the 101st Judicial District Court in Dallas, Texas, Cause No. 95-07136-E, against the Company and its wholly-owned subsidiary North American Telecommunications Corporation ("NATC") by Silvio Avyam alleging claims of breach of contract, breach of fiduciary duty, conspiracy and fraud arising out of the termination of the consultant agreement between NATC and plaintiff and alleging damages in excess of $1,500,000. In addition, Mr. Avyam is seeking an accounting with respect to his relationship with NATC, the issuance of shares of the Company's Common Stock allegedly owed to him and exemplary damages and attorney's fees. On August 11, 1995, the Company and NATC filed a general denial in such suit and the parties are in the early stages of discovery. Management of the Company believes such claims are without merit and intends to vigorously defend such lawsuit. However, if the Company were required to pay the alleged damages in such lawsuit, it could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company on July 24, 1995, at which the holders of 7,376,278 shares of the Company's Common Stock were present in person or by proxy, constituting a quorum. The proposals described below were voted on by such stockholders of the Company as follows:

(1)  A proposal to elect twelve (12) directors as follows: (a) Igor
     I. Mamantov, Harold A. Wilson, Thomas L. Cunningham and John Nugent to serve for a one-year term, Barry J. Williams, Terry R. Houston, Dean A. Thomas and John Q. Ebert to serve for a two-year term, and Jack W. Matz, Jr., Paul R. Miller, J. David Darnell and Pete W. Smith to serve for a three-year term, or (b) if such proposal was not approved, such twelve (12) directors to serve until the 1996 Annual Meeting of Stockholders or until their respective successors are elected and qualified. Such proposal 1(a) was approved as follows:

Nominee             For            Against        Abstain

Jack W. Matz, Jr.   7,295,367           0              0
Harold A. Wilson    7,295,367           0              0
Igor I. Mamantov    7,295,367           0              0
John Q. Ebert       7,295,367           0              0
Barry J. Williams   7,295,367           0              0
Dean A. Thomas      7,275,367        20,000            0
Pete W. Smith       7,295,367           0              0
J. David Darnell    7,295,367           0              0
Terry R. Houston    7,295,367           0              0

Thomas L.
  Cunningham        7,295,367           0              0
John H. Nugent      7,275,267        20,100            0
Paul R. Miller      7,275,367        20,000            0

(2) A proposal to approve and adopt an amendment to the Company's Certificate of Incorporation which would change the name of the Company to "SA Telecommunications, Inc." Such proposal was approved as follows:

               For             Against        Abstain
               7,346,282       25,705          4,291

(3) A proposal to approve and adopt an amendment to the Company's Certificate of Incorporation which would affect the classification of the Board of Directors as described above. Such proposal was approved as follows:

               For             Against        Abstain
               6,997,984       366,259        12,035

(4) A proposal to ratify the Board of Director's appointment of Price Waterhouse LLP as independent public accountants for the Company for the fiscal year ending December 31, 1995. Such proposal was approved as follows:

               For            Against        Abstain
               6,519,748      670,627        185,903

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 4.1 Agreement dated as of September 21, 1995 by and among the Company, Howard Maderra, Bill L. Johnson and Marianne
          Reed with respect to the waiver of conversion privileges on Series B Preferred Stock (filed herewith)

 27.1     Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

     The Company filed on August 15, 1995 a Current Report on Form 8-K dated July 31, 1995 announcing the consummation of the acquisition of 100% of the outstanding capital stock of U.S. Communications, Inc., a Texas corporation and related transactions. The following financial statements required for this report were filed on October 13, 1995 in the amended Form 8-KA dated July 31, 1995:

Audited Financial Statements:

U.S. Communications, Inc.

     Report of Independent Accountants

     Balance Sheets as of December 31, 1994 and 1993

     Statement of Operations for the years ended December 31, 1994 and 1993

     Statement of Changes in Retained Earnings for the years ended December 31, 1994 and 1993

     Notes to Financial Statements

Unaudited Condensed Financial Statements:

U.S. Communications, Inc.

     Unaudited Condensed Balance Sheet as of June 30, 1995

     Unaudited Condensed Statement of Operations for the six months ended June 30, 1995

     Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 1995

     Unaudited Condensed Statement of Changes in Stockholders'
     Equity

     Notes to Unaudited Condensed Financial Statements

Pro Forma Financial Information

SA Telecommunications, Inc. and Subsidiaries

     Unaudited Consolidated Balance Sheet as of June 30, 1995

     Unaudited Consolidated Statements of Operations for the three and six month periods ended June 30, 1995

     Unaudited Consolidated Statements of Shareholders' Equity for the three and six month periods ended June 30, 1995

     Unaudited Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 1995

     Notes to Unaudited Consolidated Financial Statements

     In addition, the Company filed on October 11, 1995 a Current Report on Form 8-K dated

October 6, 1995 announcing (1) the cancellation of the proposed spin off of 57% of the common stock of its wholly-owned subsidiary, Strategic Abstract & Title Corporation ("SATC"), to the stockholders of the Company as a result of the death of SATC's President, Harold A. Wilson, and (2) the proposed sale of the information data base subsidiary.

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date: November 14, 1995       SA Telecommunications, Inc.



                              By:   /s/ Jack W. Matz, Jr.
                                    ---------------------------------
                                    Jack W. Matz, Jr.
                                    Chief Executive Officer



                              By:    /s/ J. David Darnell
                                    ---------------------------------
                                     J. David Darnell
                                     Vice President, Finance and
                                     Chief Financial Officer

                             INDEX TO EXHIBITS

Exh. No.                        Description
--------                        -----------
 4.1 Agreement dated as of September 21, 1995 by and among the Company, Howard Maderra, Bill L. Johnson and Marianne
          Reed with respect to the waiver of conversion privileges on Series B Preferred Stock (filed herewith)

 27.1     Financial Data Schedule (filed herewith)