Form 10QSB/A
period 1995-03-31
SA TELECOMMUNICATIONS INC /DE/
filed 1995-12-12
CIK 845414

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          Form 10-QSB/A

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1995

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE
     ACT
             For the transition period from _______ to _________.

                                 Commission File Number:  0-18048

                        SA Holdings, Inc.
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Delaware                          75-2258519
---------------------------------       ------------------------
(State or other jurisdiction            (IRS Employer
of incorporation or organization)       Identification Number)

1912 Avenue K, Suite 100, Plano, Texas              75074
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

                          214) 516-0662
----------------------------------------------------------------
                   (Issuer's telephone number)

                               N/A
------------------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]


There were 11,044,539 shares of the registrant's common stock outstanding as of May 2, 1995.

Transitional Small Business Disclosure Format (Check One):
Yes  [_]  No  [X]

               SA HOLDINGS, INC. AND SUBSIDIARIES

                              INDEX

                                                   Page
Part I.  Financial Information

     Item 1. -  Financial Statements                 F-1

         Consolidated Balance Sheets               F-1-2

         Consolidated Statements of Operations       F-3

         Consolidated Statements of Changes in
           Shareholders' Equity                      F-4

         Consolidated Statements of Cash Flows       F-5

         Notes to Consolidated Financial
           Statements                              F-6-8

     Item 2. - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                    F-9-12

Part II.  Other Information                         F-13

     Item 1. - Legal Proceedings                    F-13

     Item 2. - Changes in Securities                F-13

     Item 3. - Defaults Upon Senior Securities      F-13

     Item 4. - Submission of Matters to a Vote of
                 Security Holders                   F-13

     Item 5. - Other Information                    F-13

     Item 6. - Exhibits and Reports on Form 8-K     F-13

                         Part I. Financial Information
                         Item 1. Financial Statements

               SA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                                          (Unaudited)
                                                          March 31,        December 31,
                                                          1995             1994
                                                          -----------      ------------
CURRENT ASSETS
   Cash                                                   $    83,426      $   331,431
   Accounts and notes receivable
      Trade, net of allowance for doubtful accounts
        of $127,465 and $178,368, respectively                981,053          985,174
      Other, net of allowance for doubtful
        accounts of $46,122 and $48,825, respectively         156,215          142,301
   Inventory                                                  123,790          123,790
   Prepaid expenses and other                                 409,718          341,290
                                                          -----------      -----------
       Total current assets                                 1,754,202        1,923,986
                                                          -----------      -----------
NET ASSETS OF DISCONTINUED TITLE
  PLANT SERVICES OPERATION                                  3,623,714        3,537,386
                                                          -----------      -----------
PROPERTY AND EQUIPMENT                                        981,726          979,022
   Less accumulated depreciation                             (202,313)        (187,169)
                                                          -----------      -----------
      Net property and equipment                              761,413          791,853
                                                          -----------      -----------
EXCESS OF COST OVER NET ASSETS
   ACQUIRED, net of accumulated amortization                4,873,849        4,943,494
                                                          -----------      -----------
OTHER ASSETS
   Employee note receivable                                   195,204          195,904
   Other                                                      376,891          384,211
                                                          -----------      -----------
      Total other assets                                      572,095          580,115
                                                          -----------      -----------
      TOTAL ASSETS                                        $11,585,273      $11,776,834
                                                          ===========      ===========

                                         - Continued -

The accompanying notes are an integral part of these consolidated financial statements.

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          (Unaudited)
                                                          March 31,        December 31,
                                                          1995             1994
                                                          -----------      ------------
CURRENT LIABILITIES
  Accounts payable - trade                                $   127,973      $   223,362
  Accrued telecommunications expenses                         655,971          755,669
  Other accrued expenses                                       72,419          163,195
  Notes payable                                               274,610          129,610
  Current maturities of long-term debt                         88,371           90,248
                                                          -----------      -----------
     Total current liabilities                              1,219,344        1,362,084
                                                          -----------      -----------
LONG-TERM OBLIGATIONS,
   less current maturities                                    407,506          430,393
                                                          -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $.00001 par value, 12,500,000
        shares authorized; no shares issued and outstanding         -                -
  Common stock, $.0001 par value, 50,000,000 shares
        authorized; 10,789,147 and 10,566,139 issued,
        respectively                                            1,079            1,057
  Additional paid-in capital                               15,853,770       15,629,114
  Retained deficit                                         (5,646,426)      (5,404,864)
  Treasury stock (141,516 shares and
     136,516 shares, respectively) at cost                   (250,000)        (240,950)
                                                          -----------      -----------
     Total shareholders' equity                             9,958,423        9,984,357
                                                          -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $11,585,273      $11,776,834
                                                          ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

               SA HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                          For the three months
                                                          ended March 31,
                                                          --------------------
                                                          1995             1994
                                                          ----             ----
OPERATING REVENUES
  Telecommunications services                             $ 2,309,227      $1,333,759
  Other                                                             -         130,903
                                                          -----------      ----------
    Total operating revenues                                2,309,227       1,464,662
                                                          -----------      ----------
OPERATING EXPENSES
  Cost of revenue                                           1,812,154       1,236,584
  General and administrative                                  594,019         431,948
  Depreciation and amortization                               132,231          55,413
                                                          -----------      ----------
    Total operating expenses                                2,538,404       1,723,945
                                                          -----------      ----------
LOSS FROM CONTINUING OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                                     (229,177)       (259,283)
                                                          -----------      ----------
OTHER INCOME (EXPENSE)
  Interest expense                                            (14,929)         (2,438)
  Other                                                         2,544          12,655
                                                          -----------      ----------
    Total other income (expense)                              (12,385)         10,217
                                                          -----------      ----------
LOSS FROM CONTINUING OPERATIONS                              (241,562)       (249,066)
                                                          -----------      ----------
DISCONTINUED OPERATIONS
  Loss from title plant services operations                         -        (114,355)
                                                          -----------      ----------
NET LOSS                                                  $  (241,562)     $ (363,421)
                                                          ===========      ==========
Loss per weighted average
  common share outstanding
    Continuing operations                                 $     (0.02)     $    (0.03)
    Discontinued operations                                         -           (0.02)
                                                          -----------      ----------
    Net loss per share                                    $     (0.02)     $    (0.05)
                                                          ===========      ==========
Weighted average number of common shares outstanding       10,500,271       7,931,654
                                                          ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                 SA HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             (Unaudited)
                                                                  Additional
                                               Common Stock       paid-in          Accumulated      Treasury
                                 Shares           Amount          capital          deficit          Stock           Total
                                 ------           ------          ----------       -----------      --------        -----
Balances at December 31, 1993     7,372,661       $  737          $ 8,572,764      $(2,957,878)     $ (20,000)      $5,595,623

Private placements  of common
  stock                              22,317            2               40,466                -              -           40,468

Issuance of common stock for:
  Exercise of options               147,575           15              216,966                -              -          216,981
  Acquisition of LDN              1,302,086          130            3,749,870                -              -        3,750,000

Net loss for the period                   -            -                    -        (363,421)              -         (363,421)
                                 ----------       ------          -----------      -----------      ---------       ----------
Balances at March 31, 1994        8,844,639       $  884          $12,580,066      $(3,321,299)     $ (20,000)      $9,239,651
                                 ==========       ======          ===========      ===========      =========       ==========
Balances at December 31, 1994    10,566,139       $1,057          $15,629,114      $(5,404,864)     $(240,950)      $9,984,357

Private placements of common
  stock                             100,000           10              149,990                -              -          150,000

Issuance of common stock for
    exercise of options             123,008           12               74,666                -         (9,050)          65,628

Net loss for the period                   -            -                    -         (241,562)             -         (241,562)
                                 ----------       ------          -----------      -----------      ---------       ----------
Balances at March 31, 1995       10,789,147       $1,079          $15,853,770      $(5,646,426)     $(250,000)      $9,958,423
                                 ==========       ======          ===========      ===========      =========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             SA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                          For the three months
                                                          ended March 31,
                                                          --------------------
                                                          1995             1994
                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(241,562)       $ (363,421)
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Loss from discontinued operations                           -           114,355
      Depreciation and amortization                         132,231            55,413
      Provision for losses on accounts receivable            15,846             2,810
      Cash used for discontinued SATC business              (72,807)          (23,693)
      Other                                                  15,868            18,548
      (Increase) decrease in
         Accounts and notes receivable                       (9,793)          (27,747)
         Prepaid expenses and other                         (68,428)           25,043
         Other assets                                         8,020           (37,088)
      Increase (decrease) in
         Accounts payable and accrued expenses             (285,863)         (354,868)
                                                          ---------        ----------
Net cash used in operating activities                      (506,488)         (590,648)
                                                          ---------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                        (2,704)           (6,689)
  Cash used for discontinued SATC business                  (37,770)         (136,962)
  Other                                                     (11,908)           (6,154)
                                                          ---------        ----------
Net cash used in investing activities                       (52,382)         (149,805)
                                                          ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term loans                            145,000                 -
  Proceeds from private placement of common stock           150,000            40,468
  Proceeds from exercise of options                          40,629           216,981
  Principal payments on long-term obligations               (24,764)                -
                                                          ---------        ----------
Net cash provided by financing activities                   310,865           257,449
                                                          ---------        ----------
DECREASE IN CASH                                           (248,005)         (483,004)

Cash at beginning of period                                 331,431         1,198,392
                                                          ---------        ----------
Cash at end of period                                     $  83,426        $  715,388
                                                          =========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

               SA HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB.
     The December 31, 1994 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the consolidated financial position and consolidated results of operations for interim periods. The current period consolidated results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1995.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries
     (unless otherwise indicated) listed below:

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

     WST and ITC assets, liabilities and operations are consolidated with those of the Company as a result of common management.

     All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - ACQUISITION OF LONG DISTANCE NETWORK, INC.

     Effective March 1, 1994, the Company acquired all of the outstanding common stock of LDN, a domestic interexchange long distance carrier located in Dallas, Texas. The acquisition has been accounted for as a purchase whereby the excess purchase price over net assets acquired has been recorded based upon the fair value of assets acquired and liabilities assumed. The Company's consolidated statements of operations include the results of operations of LDN since March 1, 1994.

     The following table presents summarized, unaudited consolidated results of operations for the Company assuming the March 1, 1994 acquisition of LDN was completed on January 1, 1994. These pro forma amounts represent the historical operating results of LDN combined with those of the Company, with appropriate adjustments which give effect for amortization and shares of common stock issued. These pro forma amounts are not necessarily indicative of consolidated operating results which would have occurred had LDN been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses.

                                         (Unaudited)
                                         For the three months
                                         ended March 31,
                                         --------------------
                                         1995             1994
                                         ----             ----
Revenues                                 $ 2,309,227      $2,845,934
Cost of revenues                           1,812,154       2,390,356
Operating and other expenses                 738,635         732,384
                                         -----------      ----------
Loss from continuing operations             (241,562)       (276,806)
Discontinued operations                            -        (114,355)
                                         -----------      ----------
Net loss                                 $  (241,562)     $ (391,161)
                                         ===========      ==========
Net loss per weighted average
       common share outstanding          $      (.02)     $     (.04)
                                         ===========      ==========
Weighted average shares outstanding       10,500,271       9,081,910
                                         ===========      ==========

NOTE C - DISCONTINUED OPERATIONS

     During the first quarter of 1995, the Company's discontinued title plant services subsidiary, SATC, incurred a net loss of $94,664. This net loss was charged against the reserve for discontinued operating losses established at December 31, 1994. Revenues of SATC for the three months ended March 31, 1995 and 1994 were $69,115 and $25,034, respectively.

NOTE D - NOTES PAYABLE

     In March, 1995, six members of the Board of Directors individually made loans to the Company aggregating $145,000. The loans were made for 120 days with interest at 12% per annum. In connection with these loans, each director was granted an option to purchase one share of common stock for each $1.75 of principal amount loaned to the Company at a price of $1.75 per share (market value at date of grant) or an aggregate of 82,857 shares. The options are exercisable for six months from June 17, 1995.

NOTE E - STOCK OPTIONS AND TREASURY STOCK

     On January 17, 1995, the Board of Directors granted options under the 1994 Employee Stock Option Plan to purchase up to 426,500 shares of the Company's common stock to employees at a price of $1.75 per share  (market value on the date of
     grant).  After a six month waiting period from the date     of
     grant, the shares acquired upon exercise may only be sold over eighteen months for directors, twenty-four months for officers, and thirty months for employees.

     During the first quarter of 1995, employees utilized 5,000 shares of the Company's common stock, which they owned, as consideration to exercise options for 21,076 shares of common stock under the Company's Employee Stock Option Plan. The Company valued the 5,000 shares at $9,050 (the market value at the date of exercise) and recorded the shares as treasury stock.

NOTE F - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid by the Company for the three months ended March 31, 1995 and 1994 amounted to $12,103 and $2,438, respectively.

     In conjunction with the acquisition of LDN effective March 1, 1994, excess of cost over net assets acquired, common stock issued, and net book value of assets acquired were as follows:

        Excess of cost over net assets acquired           $5,175,644
        Common stock issued                               (3,750,000)
        Net book value of assets acquired                    (70,984)
                                                          ----------
        Payable to LDN shareholders                       $1,354,660
                                                          ==========

     At March 31, 1994, Stock Subscriptions Receivable were recorded for private placement monies received in April 1994 which were utilized in closing the LDN acquisition.

Part I.  Financial Information
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General

The results of operations for the first quarter of 1995 reflect our integrated telecommunications organization comprised of LDN, NATC and the Company. This integrated organization will be the core operation for future telecommunications acquisitions and expansion.

In keeping with the Company's overall strategy of acquiring other long distance carriers in the Southwest, management believes this new organizational framework provides the Company with the ability to acquire revenues without proportionate general and administrative cost increases. The capability required to evaluate acquisition candidates is being maintained along with the infrastructure needed to manage the present and future growth of revenues.

At the end of the third quarter of 1994, the Company temporarily suspended further expansion of the international sales organization through new office openings. Management initiated this suspension in order to devote more time to expanding LDN's domestic operations and to focus on the due diligence and financing required to complete the U.S. Communications, Inc. acquisition. This suspension was to be reconsidered at the end of the first quarter of 1995. Based upon the time requirements of the Company's domestic acquisition activities, management has decided to further postpone this international expansion decision until the end of the second quarter of 1995.

As part of an overall plan of disposition, on December 28, 1994, the Board of Directors approved a spinoff of from 55% to 60% of its title plant services subsidiary, SATC, in the form of a dividend to shareholders. The Form 10-SB registration statement required for SATC to become a public company prior to the distribution to shareholders is expected to be filed in the second quarter of 1995.

Results of Operations

The following table sets forth certain items in the Company's
Consolidated Statements of Operations as a percentage of its operating revenues for the three months ended March 31, 1995 and 1994.

                                         For the three months
                                         ended March 31,
                                         --------------------
                                         1995             1994
                                         ----             ----
Operating revenue                        100%             100%
Cost of revenue                           78               85
General and administrative                26               29
Depreciation and amortization              6                4
                                         ---              ---
Loss from continuing operations
  before other                           (10)             (18)
Other income (expense)                    (-)               1
                                         ---              ---
Loss from continuing operations          (10)             (17)
Discontinued operations                   (-)              (8)
                                         ---              ---
Net loss                                 (10)%            (25)%
                                         ---              ---

Three months ended March 31, 1995, compared to three months ended
March 31, 1994

The Company had revenues from continuing operations of $2,309,227 for the three months ended March 31, 1995 as compared to $1,464,662 for the same quarter in the prior year. This represents an overall 58% increase over the like period of last year. Of the total increase, $1,153,473 is attributable to the increase in domestic telecommunications revenue from the LDN acquisition effective March 1, 1994. International telecommunications revenue decreased by $178,005 because of the moratorium on expansion, the phasing out of agent run offices in favor of Company owned offices, and the termination of a wholesaling arrangement with a reseller in Brazil which lacked adequate profit margins and experienced high costs of administration. Additionally, the Russian ventures group generated non-telecommunications revenues of $130,903 in the first quarter of 1994 but none in the first quarter of 1995.

Although the Company will continue to pursue joint venture opportunities in Russia, management's long term focus is on the expansion of its core telecommunications business. The Russian ventures are not expected to produce significant revenue or incur significant expense in the foreseeable future.

The Company incurred a loss from continuing operations before other income (expense) of $229,177 for the three months ended March 31, 1995 versus a $259,283 loss in the first quarter of 1994. The improvement is principally attributable to improved gross profit margins and a decline in general and administrative expense as a percentage of revenue partially offset by increased depreciation and amortization expense.

Cost of revenue (transmission costs, switching costs and commissions) increased to $1,812,154 for the three months ended March 31, 1995 from $1,236,584 in the same quarter in 1994 principally due to the increase in revenue base from the LDN acquisition. The gross profit margin increased to 22% in 1995 from 15% in 1994. This improvement is principally due to the Company's success in negotiating rate reductions with transmission carriers and switched service providers as well as the cost savings derived from Company owned switching facilities in 1995. Additionally, the Company experienced a more favorable mix of call traffic in 1995.

General and administrative expense increased to $594,019 for the three months ended March 31, 1995 from $431,948 in the first quarter of 1994, and as a percentage of revenue, decreased between the periods to 25% in 1995, as compared to 29% in 1994. The increase in total general and administrative expense reflects expenses associated with the increase in the revenue base from the LDN acquisition and the increased costs required to evaluate a number of acquisition candidates. The decrease as a percentage of revenue reflects management's continued focus on cost containment to bring these costs in line with revenue levels.

Depreciation and amortization expense increased to $132,231 in 1995 from $55,413 in 1994 and as a percentage of revenue increased to 6% in 1995 from 4% in 1994. The increase resulted from amortization of intangible assets from the acquisition of LDN and increased depreciation from switching equipment acquired in December, 1994.

The Company had other expenses of $12,385 for the three months ended March 31, 1995 as compared to other income of $10,217 in first quarter of 1994. Other expense in 1995 is principally comprised of interest expense ($14,929). The increase in interest expense is due to increased borrowings related to the land and building and switching equipment acquired in 1994.

The loss from discontinued operations for the three months ended
March 31, 1994 was $114,355. The loss from discontinued operations of $94,664 in the first quarter of 1995 was charged against the reserve for discontinued operating losses established at December 31, 1994.

The Company incurred a consolidated net loss of $241,562 for the three months ended March 31, 1995 as compared to $363,421 in the first quarter of 1994. The decreased consolidated net loss is due to improved gross profit margins and a decline in general and administrative expense as a percentage of revenue, offset by increases in depreciation and amortization expense and other expenses.

Liquidity and Capital Resources

For the three months ended March 31, 1995, the Company experienced negative cash flow from continuing operating activities of $506,488 as compared to $590,648 in the like quarter of 1994. The negative cash flow in 1995 is attributable to the net loss compounded by an overall increase in accounts receivable and decrease in accounts payable/accrued expenses. The Company will continue to experience an expansion of accounts receivable from growth in revenues without a proportionate increase in accounts payable/accrued expenses which will cause working capital to be expended. Foreign accounts receivable are generally collected in approximately sixty-five (65) days and domestic accounts receivable are generally collected in approximately forty-five (45) days. However, accounts payable for contracts with transmission carriers and switched service providers must generally be paid in thirty (30) days or less.

Cash used in investing activities was $52,382 in the first quarter of 1995 versus $1,343,240 in the like quarter of 1994. Of the total in 1994, $1,330,397 was utilized in the acquisition of LDN.

The Company continues to be successful in financing its operations and expansion needs with proceeds from private placements of common stock, proceeds from the exercise of stock options, and short term borrowing. During the first quarter of 1995, the Company received $150,000 from private placements of common stock, $40,629 from the exercise of stock options, and $145,000 from short term borrowings. There is no assurance that such sources of funds will continue to be available in the future.

Cash used by discontinued operations was $110,577 for the three months ended March 31, 1995 as compared to $160,655 in the first quarter of 1994.

At March 31, 1995, continuing operations had cash balances of $83,426 as compared to $331,431 at December 31, 1994. As of March 31, 1995, continuing operations had working capital of $534,858 and a current ratio of 1.44 to 1, as compared to working capital of $561,902 and a current ration of 1.41 to 1 at December 31, 1994. The decline in cash is attributable to payments made to reduce current liabilities.

The Company has entered into an agreement to acquire U.S. Communications, Inc. (USC) for a stated purchase price of $12 million. Closing of the transaction is subject to a number of conditions including satisfactory completion of due diligence and the obtaining of financing. There are no assurances that the Company will satisfactorily complete it due diligence review or obtain the necessary financing.

Although the company has nothing definitive, negotiations are progressing satisfactorily with several lenders for debt capital and several groups for equity capital. The parties to the Stock Purchase Agreement have verbally agreed to a formal extension of the May 15, 1995 deadline, after which date, either party could have terminated the Stock Purchase Agreement.

Capital Expenditures

There were no significant capital expenditures made in the first quarter of 1995. Other than the USC acquisition and additional switching equipment requirements as the network expands, future capital expenditures are expected to be minimal. The additional switching equipment is estimated to cost from $500,000 to $1,000,000, according to sizing, and is expected to be financed with a capital lease transaction or bank debt.

Part II - Other Information

Item 1.   Legal Proceedings

          None


Item 2.   Changes in Securities

          None.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          None.


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date: December 8, 1995   SA Telecommunications, Inc.

                         (f/k/a SA Holdings, Inc.)



                         By:     /s/ Jack W. Matz, Jr.
                                 ----------------------------
                                 Jack W. Matz, Jr.
                                 Chief Executive Officer



                         By:     /s/ J. David Darnell
                                 ----------------------------
                                 J. David Darnell
                                 Vice President, Finance and
                                 Chief Financial Officer


