Form 10QSB/A
period 1995-06-30
SA TELECOMMUNICATIONS INC /DE/
filed 1995-12-12
CIK 845414

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

Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


                              INDEX


Part I.  Financial Information                       Page

     Item 1 - Financial Statements                    F-1

        Consolidated Balance Sheets                 F-1-2

        Consolidated Statements of Operations         F-3

        Consolidated Statements of                    F-4
           Shareholders' Equity

        Consolidated Statements of Cash Flows         F-5

        Notes to Consolidated                      F-6-10
           Financial Statements

     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                      F-11-15

Part II.  Other Information                          F-16

     Item 1. - Legal Proceedings                     F-16

     Item 2. - Changes in Securities                 F-16

     Item 3. - Defaults Upon Senior Securities       F-16

     Item 4. - Submission of Matters to a Vote
               of Security Holders                   F-16

     Item 5. - Other Information                     F-16

     Item 6. - Exhibits and Reports on Form 8-K      F-16

                  Part I. Financial Information
                  Item 1.  Financial Statements

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                             ASSETS

                                        June 30,     December 31,
                                          1995           1994
                                      -----------    ------------
CURRENT ASSETS
   Cash                               $    87,101    $   331,431
   Accounts and notes receivable
      Trade, net of allowance for
        doubtful accounts of $279,793
        and $178,368, respectively      3,674,018        985,174
      Other, net of allowance for
        doubtful accounts of $46,122
        and $48,825, respectively         367,228        142,301
   Acquisition financing receivable     1,004,486           -
   Inventory                              242,863        123,790
   Prepaid expenses and other             300,991        341,290
                                      -----------    -----------
      Total current assets              5,676,687      1,923,986
                                      -----------    -----------
NET ASSETS OF DISCONTINUED TITLE
   PLANT SERVICES OPERATIONS            3,444,670      3,537,386
                                      -----------    -----------
PROPERTY AND EQUIPMENT                  5,591,214        979,022
   Less accumulated amortization       (2,570,140)      (187,169)
                                      -----------    -----------
     Net property and equipment         3,021,074        791,853
                                      -----------    -----------
EXCESS OF COST OVER NET ASSETS
   ACQUIRED, net of accumulated
   amortization                        18,078,932      4,943,494
                                      -----------    -----------
OTHER ASSETS
   Employee note receivable                  -           195,904
   Other                                  548,227        384,211
                                      -----------    -----------
     Total other assets                   548,227        580,115
                                      -----------    -----------
     TOTAL ASSETS                     $30,769,590    $11,776,834
                                      ===========    ===========

                          - Continued -

The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS - Continued
                           (Unaudited)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                        June 30,     December 31,
                                          1995           1994
                                      -----------    ------------
CURRENT LIABILITIES
 Accounts payable - trade             $   217,211    $   223,362
 Accrued telecommunications expenses    2,162,089        755,669
 Other accrued expenses                 1,142,593        163,195
 Notes payable                            619,846        129,610
 Current maturities of long-term debt      88,830         90,248
                                      -----------    -----------
     Total current liabilities          4,230,569      1,362,084
                                      -----------    -----------
LONG-TERM OBLIGATIONS,
     less current maturities              421,961        430,393
                                      -----------    -----------
ACQUISITION OBLIGATIONS                16,303,300              -
                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock, $.0001 par value,
    50,000,000 shares authorized;
    11,751,162 and 10,566,139
    issued, respectively                    1,175          1,057
  Additional paid-in capital           16,661,350     15,629,114
  Retained deficit                     (6,441,846)    (5,404,864)
  Treasury stock (217,572 shares
    and 136,516 shares respectively)
    at cost                              (406,919)      (240,950)
                                      -----------    -----------
  Total shareholders' equity            9,813,760      9,984,357
                                      -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                $30,769,590    $11,776,834
                                      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                      SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                                                  For the three months         For the six months
                                                                     ended June 30,              ended June 30,
                                                                ----------------------       ------------------------
                                                                   1995          1994           1995          1994
                                                                -----------  -----------     -----------  -----------
TELECOMMUNICATIONS REVENUES                                     $ 4,004,348  $ 2,862,105     $ 6,313,575  $ 4,326,767
                                                                -----------  -----------     -----------  -----------
OPERATING EXPENSES
 Cost of revenues                                                 2,818,043    2,494,398       4,630,197    3,730,982
 General and administrative                                       1,387,361      686,812       1,981,381    1,118,758
 Depreciation and amortization                                      243,570       92,717         375,802      148,129
                                                                -----------  -----------     -----------  -----------
    Total operating expenses                                      4,448,974    3,273,927       6,987,380    4,997,869
                                                                -----------  -----------     -----------  -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
   OTHER INCOME (EXPENSE)                                          (444,626)    (411,822)       (673,805)    (671,102)
                                                                -----------  -----------     -----------  -----------
OTHER INCOME (EXPENSE)
   Interest expense                                                (103,377)      (1,000)       (118,306)      (3,438)
   Other                                                              2,585        6,247           5,129       18,899
                                                                -----------  -----------     -----------  -----------
   Total other income (expense)                                    (100,792)       5,247        (113,177)      15,461
                                                                -----------  -----------     -----------  -----------
LOSS FROM CONTINUING OPERATIONS                                    (545,418)    (406,578)       (786,982)    (655,641)
                                                                -----------  -----------     -----------  -----------
DISCONTINUED OPERATIONS
   Loss from title plant services operations                           -        (108,769)           -        (223,124)
   Provision for operating losses during phase-out period          (250,000)        -           (250,000)        -
                                                                -----------  -----------     -----------  -----------
NET LOSS                                                        $  (795,418) $  (515,344)    $(1,036,982) $  (878,765)
                                                                -----------  -----------     -----------  -----------
Loss per weighted average
  common share outstanding
    Continuing operations                                       $      (.05) $      (.04)    $      (.07) $      (.08)
    Discontinued operations                                            (.02)        (.01)           (.02)        (.02)
                                                                -----------  -----------     -----------  -----------
    Net loss per share                                          $      (.07) $      (.05)    $      (.09) $      (.10)
                                                                ============ ===========     ===========  ===========
Weighted average number of common shares outstanding             11,098,947    9,223,613      10,801,218    8,581,202
                                                                ============ ===========     ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                      SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (Unaudited)

                                                                     Additional
                                                  Common Stock         Paid-In     Retained     Treasury
                                               Shares     Amount       Capital     Deficit       Stock         Total
                                              ---------   ------    -----------  -----------   ---------   ------------
Balances at                                   7,372,661   $  737    $ 8,572,764  $(2,957,878)  $ (20,000)   $ 5,595,623
  December 31, 1993

Private placements of                           322,317       32        940,436         -           -           940,468
  common stock

Issuance of common
 stock for:
  Exercise of options                           243,175       25        272,575         -           -           272,600
  Acquisition of LDN                          1,302,086      130      3,749,870         -           -         3,750,000

Net loss for the period                          -          -              -        (668,857)       -          (668,857)
                                           ----------     ------    -----------  -----------   ---------     ----------
Balances at June 30, 1994                   9,240,239     $  924    $13,535,645  $(3,626,735)  $ (20,000)    $9,889,834
                                           ==========     ======    ===========  ===========   =========     ==========
Balances at December                       10,566,139     $1,057    $15,629,114  $(5,404,864)  $(240,950)    $9,984,357
31, 1994

Private placements of                         274,792         27        316,025         -           -           316,052
common stock

Issuance of common stock for                  829,175         91        716,211         -       (165,969)       550,333
  exercise of options

Net loss for the period                          -          -              -      (1,036,982)       -        (1,036,982)
                                           ----------     ------    -----------  -----------   ---------     ----------
Balances at                                11,670,106     $1,175    $16,661,350  $(6,441,846)  $(406,919)    $9,813,760
  June 30, 1995
                                           ==========     ======    ===========  ===========   =========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                      SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                   For the six months
                                                                     ended June 30,
                                                                  --------------------
                                                                  1995          1994
                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(1,036,982)  $  (878,765)
  Adjustments to reconcile net loss
    to net cash used by operating activities
      Loss from discontinued operations                               250,000       223,124
      Depreciation and amortization                                   375,801       148,129
      Provision for losses on accounts receivable                      61,894        14,720
      Cash used for discontinued SATC business                        (91,623)     (205,142)
      Other                                                            20,774        (6,608)
      (Increase) decrease in
         Accounts and notes receivable                               (363,961)        4,253
         Prepaid expenses and other                                   102,136        39,665
         Other assets                                                (152,290)      (54,556)
    Increase (decrease) in
        Accounts payable and accrued expenses                        (186,512)     (151,728)
                                                                  -----------    ----------
Net cash used in operating activities                              (1,020,763)     (866,908)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                (45,083)     (203,070)
   Purchase of LDN, net of cash acquired                                    -    (1,330,397)
   Cash used for discontinued SATC business                           (89,911)     (120,152)
   Other                                                              (26,108)       (1,825)
                                                                  -----------    ----------
Net cash used in investing activities                                (161,102)   (1,655,444)
                                                                  -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net changes in short-term loans                                    117,225       150,000
   Increase in long term debt                                               -       120,000
   Proceeds from private placement of common stock                    316,052       940,468
   Proceeds from exercise of options                                  550,333       272,600
   Principal payments on long-term obligations                        (46,075)         (586)
                                                                  -----------    ----------
Net cash provided by financing activities                             937,535     1,482,482
                                                                  -----------    ----------
DECREASE IN CASH                                                     (244,330)   (1,039,870)
Cash at beginning of period                                           331,431     1,198,392
                                                                  -----------    ----------
Cash at end of period                                             $    87,101    $  158,522
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

NOTE B - ACQUISITION OF U. S. COMMUNICATIONS, INC.

     Effective June 1, 1995, the Company acquired all of the outstanding common stock of U.S. Communications, Inc. (USC), a domestic interexchange long distance carrier located in Levelland, Texas. The transaction was closed on July 31, 1995. The stated purchase price of $12 million for the USC common stock and the covenants not to compete was paid (i) $6.5 million in cash, (ii) $2.75 million in notes bearing 11% interest per annum, (iii) $1.5 million in a separate group of notes also bearing interest at 11% per annum, (iv) 125,000 shares of Series B Preferred Stock of the Company, and (v) 1,050,000 common stock purchase warrants at $1.25 per common share. The parties placed $300,000 of the cash portion of the purchase price into escrow at a bank in order to satisfy claims of the Company of any breach or nonperformance of representation, warranty, covenant or other obligation of the sellers. Additionally, the Company has the right to offset the amounts payable under the $1.5 million notes for any event which it is entitled to indemnification. The Company has valued the Series B Preferred Stock and common stock purchase warrants at their fair value as of the date of issuance.

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

     A summary of the acquisition financing obligations and instruments (collectively the "acquisition obligations") which were subject to issuance at June 30, 1995, but not issued until July 31, 1995 is as follows:

Senior note payable to a bank                         $ 7,000,000

Subordinated notes payable to USC shareholders,
due on October 1, 1996 with interest payable
quarterly at 11% per annum                              2,750,000

Subordinated notes payable to USC shareholders,
due $750,000 each on January 31, 1996 and July
31, 1996 with interest payable on January 31
and July 31, 1996 at 11% per annum                      1,500,000

Face amount of Series A Redeemable Preferred
Stock, $.00001 par value, 250,000 shares
authorized, 166,667 shares issuable                     1,500,000

Face amount of Series B Preferred Stock,
$.00001 par value, 250,000 shares authorized,
125,000 shares isssuable                                1,250,000

Common stock purchase warrants                          2,303,300
                                                      -----------
     Total                                            $16,303,300
                                                      ===========

     The Company obtained a $10 million senior credit facility from a bank to facilitate the acquisition of USC of which $7 million was initially borrowed at July 31, 1995. Additional advances under the credit facility are dependent upon the Company meeting certain predetermined levels of operating cash flow. The borrowings are secured by principally all of the assets of the Company. Principal payments will be due in quarterly installments commencing on December 31, 1996 with the balance due on June 30, 2000.

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

     Each share of Series B Cummulative Convertible Preferred Stock entitles its holder to receive an annual dividend of $.80 per share payable at the option of the Company in either cash or shares of Series B Preferred Stock; to convert it into 8 shares of Common Stock, as adjusted in the event of future dilution from stock dividends and recapitalizations; to receive up to $10.00 per share plus accrued and unpaid dividends in the event of involuntary or voluntary liquidation; and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company on or after July 31, 1997 at a price of $10.00 per share plus accrued and unpaid dividends.

     The net acquisition financing receivable at June 30, 1995 is comprised of the following components:

Proceeds from senior note payable to a bank               $7,000,000

Proceeds from issuance of Series A Redeemable
Preferred Stock                                            1,000,000
                                                          ----------
                                                           8,000,000

Cash payable to USC stockholders                          (6,500,000)
Fees and expenses                                           (495,514)
                                                          ----------
Net acquisition financing receivable                      $1,004,486
                                                          ==========

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

     A summary of the USC excess of cost for financial reporting purposes over net assets acquired is as follows:

                                        June 30,
                                          1995             Life
                                        --------           ----
Goodwill                             $ 10,080,699           25
Covenants not to compete                2,400,000            5
Customer acquisition costs                864,155           10
                                     ------------
                                       13,344,854

Accumulated amortization              (    93,126)
                                     ------------
                                     $ 13,251,728
                                     ============

     The following unaudited pro forma combined results of operations for the Company assume that the acquisition of USC was completed at the beginning of 1994. These proforma amounts represent the historical operating results of USC combined with those of the Company with appropriate adjustments which give effect for interest expense, amortization and federal income tax expense. These proforma amounts are not necessarily indicative of consolidated operating results which would have occurred had USC been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses.

                                   For the six months
                                     ended June 30,
                                   ------------------
                                  1995            1994
                                  ----            ----
Revenues                       $14,185,399     $11,886,967
Net loss                        (1,378,312)     (1,331,781)
Loss per share                        (.13)           (.16)

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

<page)
NOTE E - LONG TERM OBLIGATIONS

Long term obligations consist of:

                                            June 30,      December 31,
                                              1995            1994
                                            --------      ------------
Note payable to a trust (collateral-
ized by land and building) due in
monthly installments of $1,586
including interest at 10% with the
balance due in 2004                         $111,992      $115,796

Note payable to a finance company
(unsecured) due in monthly installments
of $752, including interest at 7.5%
with the balance due in June, 2000            36,225             -

Capital lease obligation                     362,574       404,845
                                            --------      --------
                                             510,791       520,641

Less current maturities
    Long term debt                            (6,533)       (7,801)
    Capital lease obligation                 (82,297)      (82,447)
                                            --------      --------
Long term portion                           $421,961      $430,393
                                            ========      ========

NOTE F - STOCK OPTIONS AND TREASURY STOCK

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

     During the first nine months of 1995, employees utilized 81,056 shares of the Company's common stock, which they owned, as consideration to exercise options for 234,044 shares of common stock under the Company's Employee Stock Option Plan. The Company valued the 81,056 shares at $165,969 (the market value at the date of exercise) and recorded the shares as treasury stock.

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

Since the end of the third quarter of 1994, due to the Company's strategic emphasis on domestic operations, most notably through the acquisition of LDN and USC in 1994 and 1995, respectively, the Company has suspended the expansion of its international sales organization through new office openings. This suspension is expected to stay in effect indefinitely and all growth is expected to be internally generated through the efforts of established foreign sales offices.

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

                               For the three       For the six
                               months ended        months ended
                                 June 30,            June 30,
                               -------------       ------------
                               1995      1994      1995    1994
                               ----      ----      ----    ----
Operating revenue              100%      100%      100%    100%
Cost of revenue                 70        87        73      86
General and administrative      35        24        31      26
Depreciation and amortization    6         3         6       3
                               ---       ---       ---     ---
Loss from continuing
  operations before other      (11)      (14)      (10)    (15)
Other income (expense)         ( 3)       -        ( 2)     -
                               ---       ---       ---     ---
Loss from continuing           (14)      (14)      (12)    (15)
  operations
Discontinued operations        ( 6)      ( 4)      ( 4)    ( 5)
                               ---       ---       ---     ---
Net loss                       (20)%     (18)%     (16)%   (20)%
                               ===       ===       ===     ===

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

Liquidity and Capital Resources

For the six months ended June 30, 1995, the Company experienced negative cash flow from operations of $1,020,763 as compared to $866,908 for the like period of 1994. The negative cash flow is principally attributable to the overall increase in accounts receivable from volume increases. The Company will continue to experience an expansion of accounts receivable from growth in revenues without a proportionate increase in accounts payable/accrued expenses which will cause working capital to be expended. Foreign accounts receivable are generally collected in approximately sixty-five (65) days and domestic accounts receivable are generally collected in approximately forty-five (45) days. However, accounts payable for contracts with transmission carriers and switched service providers must generally be paid in thirty (30) days or less.

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

At June 30, 1995, continuing operations had cash balances of $87,101 as compared to $331,431 at December 31, 1994. As of June 30, 1995, continuing operations had working capital of $1,446,118 and a current ratio of 1.34 to 1, as compared to working capital of $561,902 and a current ratio of 1.41 to 1 at December 31, 1994. The decline in cash is attributable to payments made to reduce current liabilities.

The allowance for doubtful accounts receivable as a percentage of trade accounts receivable decreased from 15% at December 31, 1994 to 7% at June 30, 1995. This large decrease is due to the types of accounts comprising the balances at the respective dates. At December 31, 1994 and June 30, 1995, international accounts receivable (versus domestic) comprised 37% and 8% respectively, of total accounts receivable. The international accounts receivable experience a substantially larger amount of bad debts then the domestic accounts receivable. Thus, because of the USC acquisition, effective June 1, 1995, the percentage of domestic accounts receivable increased dramatically.

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

Part II - Other Information

Item 1.   Legal Proceedings

     None.


Item 2.   Changes in Securities

     Pursuant to the Certificate of Incorporation of the Company, the Board of Directors has the authority, without further shareholder approval, to provide for the issuance of up to 12,500,000 shares of Preferred Stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, number of shares constituting any such series and the designation of such series. The Board of Directors of the Company has created and issued on July 31, 1995 166,667 shares of the Series A Cumulative Convertible Preferred Stock and 125,000 shares of the Series B Cumulative Convertible Preferred Stock. Certain rights afforded the holders of the Series A Preferred Stock and the Series B Preferred Stock are in preference to the rights afforded the holders of the Common Stock. The Board of Directors has the power to establish preferences and rights of additional series of Preferred Stock, and, accordingly, it may afford the holders of any such series of Preferred Stock preferences, powers and rights (including voting rights) senior to the rights of the holders of the Common Stock and/or the existing series of Preferred Stock.


Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.


Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the original filing of this Quarterly Report on Form 10-QSB and incorporated herein by reference)

          3.2       Amended and Restated Bylaws of the Company
                    (filed as Exhibit 3.2 to the original
                    filing of this Quarterly Report on Form 10-QSB and incorporated herein by reference)

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


          27.1      Financial Data Schedule (filed herewith)


Item 6.   Reports on Form 8-K

     None.

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  December 8, 1995     SA Telecommunications, Inc.



                            By:    /s/ Jack W. Matz, Jr.
                                   Jack W. Matz, Jr.
                                   Chief Executive Officer



                            By:    /s/ J. David Darnell
                                   J. David Darnell
                                   Vice President, Finance and
                                   Chief Financial Officer

                                  EXHIBIT INDEX

          3.1 Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the original filing of this Quarterly Report on Form 10-QSB and incorporated herein by reference)

          3.2       Amended and Restated Bylaws of the Company
                    (filed as Exhibit 3.2 to the original
                    filing of this Quarterly Report on
                    Form 10-QSB and incorporated herein by
                    reference)

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