Form 10KSB
period 1995-12-31
SA TELECOMMUNICATIONS INC /DE/
filed 1996-04-01
CIK 845414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____ to _____

                       Commission file number 0-18048

                         SA TELECOMMUNICATIONS, INC.

               (Name of small business issuer in its charter)

                 DELAWARE                                75-2258519
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     1600 PROMENADE CENTER, 15TH FLOOR
             RICHARDSON, TEXAS                             75080
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:    (214) 690-5888

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each exchange
     Title of each class                                on which registered
           None                                                  N/A

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON SHARES, $.0001 PAR VALUE PER SHARE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $20,748,021.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of the registrant's common stock as March 28, 1996 was $25,470,188.

There were 14,179,104 shares of the registrant's common stock outstanding as of March 28, 1996.

_________________________

The following document is incorporated by reference to the indicated parts of this Annual Report to the extent specified in such parts:

Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of SA
Telecommunications, Inc. to be held on May 31, 1996.

                   SA TELECOMMUNICATIONS, INC. & SUBSIDIARIES

                                TABLE OF CONTENTS


PART I                                                                    PAGE
- ------                                                                    ----
     Item 1.        Description of Business. . . . . . . . . . . . . . .   1


     Item 2.        Description of Property. . . . . . . . . . . . . . .   11

     Item 3.        Legal Proceedings. . . . . . . . . . . . . . . . . .   12

     Item 4.        Submission of Matters to a Vote of Security Holders.   12


PART II


     Item 5.        Market for Common Equity and
                     Related Stockholders Matters. . . . . . . . . . . .   13

     Item 6.        Management's Discussion and Analysis or Plan
                     of Operations . . . . . . . . . . . . . . . . . . .   13

     Item 7.        Financial Statements . . . . . . . . . . . . . . . .   21

     Item 8.        Changes In and Disagreements with Accountants on
                     Accounting and Financial Disclosure . . . . . . . .   21

PART III

     Item 9.        Directors, Executive Officers, Promoters and Control
                     Persons; Compliance with Section 16(a) of the
                     Exchange Act. . . . . . . . . . . . . . . . . . . .   22

     Item 10.       Executive Compensation . . . . . . . . . . . . . . .   22

     Item 11.       Security Ownership of Certain Beneficial Owners
                     and Management. . . . . . . . . . . . . . . . . . .   22

     Item 12.       Certain Relationships and Related Transactions . . .   22

     Item 13.       Exhibits and Reports on Form 8-K . . . . . . . . . .   22

                                     PART I


ITEM 1. - DESCRIPTION OF BUSINESS


GENERAL

     SA Telecommunications, Inc. (the "Company") is a regional interexchange carrier which provides domestic long distance telecommunications services through its network of owned and leased facilities. The Company's customer base is primarily composed of small and medium sized commercial accounts and residential customers concentrated in the southwestern United States. In addition to providing domestic long distance services, the Company also offers international long distance services, access to operator services and other long distance products such as direct access private lines, "800" service, travel cards and wholesale long distance service. The Company's common stock, par value $.0001 per share (the "Common Stock") is traded on the Nasdaq Stock SmallCap Market under the symbol "STEL." The Company's executive offices are located at 1600 Promenade Center, 15th Floor, Richardson, Texas 75080.

HISTORY

     The Company's predecessor, Mineral Leasing Corporation, was incorporated in Texas on September 16, 1981 and was originally engaged in the oil and gas leasing business. In connection with a shift in the focus of its services to developing an on-line proprietary data base for title and abstract information in Midland County, Texas, in 1988 its name was changed to Strategic Abstract & Title Corporation. In April 1989, this company merged into Coquina Search Corp, a Delaware corporation, and continued as a publicly held corporation under the name Strategic Abstract & Title Corporation.

     Effective December 1991, the business of the Company further diversified through the acquisition of all of the stock of North American Telecommunications Corporation ("NATC"), a telecommunications carrier offering international telecommunications services to foreign customers. In February 1992, the Company changed its name to SA Holdings, Inc. and contributed the title and abstract business into a subsidiary which continued under the name Strategic Abstract & Title Corporation ("SATC"). From 1991 to 1993, NATC was the Company's primary business activity. Also during this period, the Company organized another subsidiary, Baltic States/CIS Ventures, Inc. ("BSCV") to engage in international long distance business primarily in Russia through joint ventures or contractual arrangements. The BSCV operations have historically not resulted in significant revenues for the Company. Although NATC's international business continues under the product name "GlobalCOM," its significance to total revenues has diminished largely as a result of the Company's entry into the domestic telephone business.
This expansion began with the acquisition of the stock of Long Distance Network, Inc. ("LDN"), a domestic interexchange carrier located in Dallas, Texas effective March 1, 1994. LDN's customer base was concentrated in Texas and consisted primarily of small to medium-sized commercial business accounts.

     In October 1994, the Company decided to focus its long-term strategy and resources on the expansion of its domestic telecommunications services business, ultimately resulting in the sale of SATC on February 29, 1996. Similarly, in October 1995, the Company discontinued the operations of BSCV. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -
Discontinued Operations".

     The Company continued the growth of its domestic telecommunications services through the acquisition in 1995 of U.S. Communications, Inc. ("USC"), a domestic interexchange carrier located in Levelland, Texas, with a customer base located in Arizona, Arkansas, New Mexico, Oklahoma and

Texas. The Company is highly leveraged as a result of the substantial indebtedness incurred to finance the USC acquisition. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." After the USC acquisition, the Company consolidated the former LDN and USC sales forces and began marketing new customer accounts under the "USC" and "USI" product names.

BUSINESS OF THE COMPANY


     DOMESTIC LONG DISTANCE SERVICES. The Company provides its customers with 24-hour long distance telephone services to all points in the United States and to any foreign country. The Company's primary services are switched "1+" domestic long distance service, in-bound domestic 800 service, and domestic travel card service. The Company's "1+" domestic service is provided through equal access to the network of the local exchange company ("LEC") with the Company as the customer's primary long distance carrier. In-bound 800 service allows a customer to receive calls at a specified number from the general public. This service is utilized for a variety of purposes, and it enables businesses to provide an entrance to their company for information and other product services. Travel card service allows an individual to call another destination while outside of their office or home. These offerings also include several related domestic long distance services. They include the ability to call foreign countries from a domestic location (international calling) and domestic long distance directory assistance. Further, the Company also provides private line service, data service, and dedicated "1+" domestic long distance service, as well as a domestic operator assistance service.

     The Company owns central office type switches located in Dallas, Texas and Phoenix, Arizona and an operator service type switch located in Levelland, Texas. The Company also leases long distance transmission facilities from various providers. These transmission facilities connect the Company's switches with each other and with switching equipment owned by third parties in other geographic areas. Together, the Company's switches and long distance transmission facilities comprise the Company's network. Utilizing its network, the Company provides domestic long distance telephone service principally to small and medium sized commercial accounts and residences in Arizona, Arkansas, New Mexico, Oklahoma and Texas. Revenues are primarily generated from commercial customers. Long distance telephone calls placed by the Company's customers are routed by the respective customer's LEC to one of the Company's central office type switches in Dallas or Phoenix. The Company utilizes transmission facilities between the Company's switches and the LECs in its market area, permitting the routing of a customer's telephone call directly from the LEC's switch to the Company's switch and ultimately to the destination number. The call is routed either over the Company's network, to the extent that the Company's long distance transmission facilities terminate in the appropriate geographic region, or over the transmission facilities of third parties with whom the Company has a contractual relationship. The Company's digital switches in Dallas and Phoenix permit the Company to route calls to the least expensive alternative available to the Company.

     Profit margins attributable to the Company's long distance telephone business are affected by the Company's ability to charge rates in excess of the Company's cost of transmitting calls over the transmission facilities selected by its switching equipment. The Company regularly reviews its pricing structure so that prices for its customers remain competitive. Under its service options, the Company charges its customers on the basis of minutes of usage at rates that vary with the distance, duration and/or time of day of the call.

     The Company's customers may access the Company's network in several ways. If a customer is located in an area that has been converted to equal access (meaning that all long distance carriers are provided with equal access to the LEC's network) and that customer has selected the Company as its primary long distance carrier, access is gained by dialing "1" plus the area code and number desired. The Company also provides access to its switch through dedicated access lines which are private-leased lines dedicated to one customer. Finally, customers in both equal access areas and non-equal access areas may access the Company's network by dialing a Company provided access number.

     The Company also offers its subscribers billing and information benefits. These include summary reports and billing breakouts by individuals, departments, or projects. This allows the subscriber to be very flexible in designing how their statements will be prepared. The Company also offers the ability to provide billing information in an electronic format as well as paper format.

     OPERATOR SERVICES. The Company provides operator services to pay telephone owners, hotels and other persons who make telephone equipment available to the public. These services consist of directory assistance and assistance in placing long distance telephone calls, including collect calls or person-to-person calls. Operator services represented approximately 60% of the Company's domestic long distance revenues in 1994 and 24% in 1995. Total revenues relating to operator services were $4,482,615 in 1994 and $4,639,382 in 1995. Management of the Company anticipates that operator service revenues will continue to decline due to increased use of telephone credit cards and other methods permitting callers direct access to a particular long distance carrier. The Company does not anticipate spending significant additional capital or otherwise devoting the Company's resources to expanding its operator service business.

     INTERNATIONAL SERVICES. To a lesser extent, the Company also provides international service to individuals originating long distance telephone calls from outside the United States under the "GlobalCOM" product name.
Long distance telephone calls that originate outside of the United States and terminate in a different foreign country are often more expensive than calls originating in the United States and terminating in each of the respective foreign countries. The differences in rate structures between the United States and foreign countries result from differing regulatory environments in various countries and from the greater sophistication of the telecommunications infrastructure and the higher level of call volume in the United States. Utilizing the Company's GlobalCOM service, a foreign customer is often able to reduce its international long distance telephone charges by arranging for its calls to originate in the United States and terminate in a foreign country. The Company provides international services primarily to foreign commercial customers in Central America and South America.

     Utilizing the GlobalCOM service, a foreign customer dials a U.S. telephone number and directs the Company's equipment to call him back at a foreign number. Once the customer receives the call from the United States, access is provided, by the Company's international provider. Utilizing this provider, the foreign customer is able to place a telephone call to another location, either inside the United States or elsewhere.

     During 1993 international revenues constituted approximately 98% of the Company's revenues. Following the acquisitions of LDN in 1994 and USC in 1995, international revenues comprised 22% and 8% of the Company's annual total revenues. Management of the Company does not expect significant growth in the international business in the foreseeable future. Although call volumes originating in Central America and South America are likely to grow as economic growth occurs in those regions, the regulatory structures that make the Company's international business possible are likely to be modified. As a result, the Company will likely face effective competition from long distance providers located in the various countries where customers currently make use of GlobalCOM.

     WHOLESALE SERVICES. The Company also provides transport and switch services through its network to resellers. Management has determined to de-emphasize this product line due to low profit margins when compared to domestic long distance services.

INDUSTRY OVERVIEW

     The competitive long distance telecommunications industry in the United States has evolved principally as a result of the divesture in 1984 by AT&T Communications, Inc. ("AT&T") of its local exchange operations. These local telephone operations are collectively known as the Regional Bell Operating Companies ("RBOCs"). AT&T divested itself of seven RBOCs (NYNEX, Bell Atlantic, Bell South, Ameritech, U.S.West, Southwestern Bell and Pacific Telesis). The RBOCs are the principal providers of local telephone service to the approximately 200 geographic areas known as Local Access Transport Areas ("LATAs"), although other entities, such as General Telephone and Electronics ("GTE") and numerous smaller companies also provide such services. Under a court decree between AT&T and the United States Department of Justice known as the Modification of Final Judgment ("AT&T Decree"), the RBOCs were permitted to provide telephone service originating and terminating within a single LATA ("intra-LATA service"). The AT&T Decree required that the transmission of telephone calls between LATAs ("inter-LATA service") be done by long distance companies which operate both switching equipment and long distance transmission facilities (known as interexchange carriers or "IXCs"), including companies such as AT&T, MCI Communications, Inc. ("MCI"), Sprint Corporation ("Sprint"), WorldCom, Inc. ("WorldCom") and the Company.

INDUSTRY BACKGROUND

     The AT&T Decree required the divestiture by AT&T of its twenty-two operating companies and divided the United States into approximately 200 LATAs. AT&T's twenty-two operating companies were combined into seven RBOCs, which were given the exclusive right to provide local telephone service, local access service to long distance carriers and intra-LATA toll service, but were prohibited from providing inter-LATA service. The AT&T business of providing inter-LATA service was retained by AT&T. In addition, the AT&T Decree contained a number of provisions designed to encourage the development of competition in the inter-LATA market. Prior to the AT&T Decree, AT&T controlled the vast majority of the domestic long distance (inter-LATA) market. Since 1984, the domestic long distance market has roughly doubled to an estimated $81 billion in annual revenues in 1994. AT&T's share of this market has declined to approximately 55%, while other large long distance IXCs, including MCI, Sprint and WorldCom increased their market shares in 1994 to approximately 17%, 10% and 3% of the market, respectively. Numerous smaller competitors, including the Company, shared the remaining 15% of the 1994 United States domestic long distance market. These IXCs, including the Company, Cable & Wireless Communications, Inc., LCI International, Allnet and other long distance carriers of varying size own or lease switching equipment and transmission facilities permitting them to handle all aspects of inter-LATA traffic over all or part of the United States. Other companies offering long distance service act as resellers for the services of long distance companies and do not own or lease any switching equipment or transmission facilities themselves ("switchless resellers"). A third group of companies owns or leases switching equipment but does not own or lease transmission facilities ("switched resellers").

     The AT&T Decree, together with a separate court decree ("GTE Decree") entered in 1984, helped create the foundation for smaller companies, such as the Company, to emerge as competitive alternatives to AT&T, MCI, Sprint and WorldCom for long distance telecommunications services. The AT&T Decree required that the RBOCs provide all IXCs with access to local exchange service for the purpose of accepting and completing inter-LATA calls. The access provided must be "equal in type, quality and price" to that provided to AT&T. In addition, RBOCs are required to maintain a subscription process that gives a telephone customer the right to select an IXC for carrying such customer's inter-LATA telephone calls. These so-called "equal access" and related provisions were intended to prevent preferential treatment of AT&T by the RBOCs and to regulate charges that the RBOCs could charge the IXCs, regardless of their volume of traffic. Similar access requirements have been imposed upon the subsidiaries of GTE, which provide local telephone service, and upon other independent LECs. Notwithstanding the AT&T Decree, the GTE Decree and certain Federal Communications Commission ("FCC") regulations, there are limited "nonequal access" areas in the United States where local access providers are not required to provide "equal access" and where the competitive market in long distance services has not developed to the degree it has elsewhere. Equal access is also not required for wireless calls. The equal access rules have resulted in IXCs, such as the Company, being able to offer "1+" dialing (i.e., by dialing "1" (plus the area code when necessary) and the telephone number of the person being called) rather than the customer dialing access codes or identification numbers and codes in order to utilize the Company's long distance telephone services.

     PROCESSING OF A LONG DISTANCE TELEPHONE CALL. A long distance telephone call is processed in three basic phases: origination (access), long distance (transport) and termination (egress). When placing a call, a customer obtains the dial tone provided by such customer's LEC, such as an RBOC. A customer who has chosen a primary long distance provider may initiate a long distance telephone call by dialing "1" (plus the area code when necessary) and the telephone number of the person being called. If a customer has chosen a long distance provider which, like the Company, is an IXC, or which is a switched reseller, the long distance call is routed to the switching equipment maintained by that long distance provider. If the customer has designated a long distance carrier which is a switchless reseller, the call is routed to a switch owned by the IXC providing switching service to the switchless reseller. In either case, the switch deciphers the call and switches it to the long distance transmission lines for transport to the appropriate region of the country. Calls handled by the Company's switches are routed to the Company's transmission lines, where available, or to the transmission lines of others, depending upon the destination of the call. Currently, the Company utilizes various telecommunications carriers to carry long distance calls that cannot be carried by the Company's own transmission facilities.

     A long distance call leaves the long distance process when it reaches a switch owned by a LEC providing local access service to the destination telephone. This switch routes the long distance call onto the LEC's local network and to the destination telephone.

     For each long distance call, the originating LEC receives an access fee from the switched reseller or IXC providing long distance service to the local customer. A switched reseller or IXC builds this fee and any termination fees into the fees it charges its customers for long distance telephone service.

     The Company's switches and long distance transmission facilities are located primarily in the southwestern United States. In order to complete a telephone call outside of the area covered by the Company's network facilities, the Company must utilize transmission facilities maintained by third parties. The Company pays a fee to these companies, either on a per minute or other basis, depending upon the contractual arrangement involved. The Company's switches are capable of routing calls to the provider of long distance transmission facilities for the call in question with the least cost to the Company, based upon pre-coded instructions.

     Prior to November 1995, AT&T was classified as a "dominant" carrier for certain domestic long distance and long distance related services. As a result, AT&T was limited in its ability to change its pricing for these services or to discriminate among customers other than by reasons of specifically described volume levels and categories of service. In November 1995, the FCC terminated AT&T's status as a "dominant" carrier for the following domestic services: commercial and residential, operator, 800, directory assistance and private line services. As a result, like other non-dominant carriers such as the Company, AT&T is now allowed to file tariffs for all of its domestic services on one (1) day notice, and such tariffs are presumed lawful. As a non-dominant carrier, AT&T also will no longer have to submit cost support data with certain of its tariff filings. In addition, AT&T will no longer have to file carrier-to-carrier contracts and will be relieved of certain annual reporting requirements and will automatically be authorized to extend service to any domestic point. The FCC has deferred consideration of AT&T's status as a "dominant" international carrier, although there can be no assurance that the FCC will not similarly terminate AT&T's status in that market. As a result of AT&T's new status as a non-dominant carrier, AT&T will be able to more rapidly respond to competitive conditions in the long distance market, including price and service innovations implemented by other non-dominant carriers such as the Company. AT&T will also be able to implement agreements with other long distance service providers, such as the Company and its competitors, on a case by case basis, depending upon competitive conditions at the time of negotiation.

     STATUTORY AND REGULATORY CHANGES. On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act is intended to foster additional competition in the United States domestic telecommunications market. The legislation opens, for the first time, the local access service market to competition, by requiring that LECs permit interconnection to their networks and, among other things, to provide unbundled access, resale, number portability, dialing parity, access to rights of way and mutual compensation. In effect, the 1996 Act seeks to foster competition in the local telephone market as the AT&T Decree and GTE Decree did in the long distance market by requiring LECs to allow the resale by third parties, of some or all of the services now being provided to residential and business customers. The legislation also codifies the LECs' equal access and non-discrimination obligations and preempts inconsistent state regulation. Finally, the legislation also contains special provisions which eliminate the AT&T Decree and the GTE Decree, which restrict the RBOCs and GTE operating companies, respectively, from providing long distance service and engaging in telecommunications equipment manufacturing. These new provisions permit RBOCs to enter the long distance market under certain conditions. An RBOC will no longer be restricted from providing inter-LATA long distance service outside of those markets in which it provides local access service (referred to as "out-of-region" long distance service). An RBOC may provide long distance service within the regions in which it also provides local exchange service (referred to as "in-region" service) if it satisfies several procedural and substantive requirements, including obtaining FCC approval. FCC approval is to be granted upon a showing that
(i) facilities-based competition is present in the state in question, (ii) the RBOC has entered into interconnection agreements in those states in which it seeks long distance relief and (iii) the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and if the FCC is satisfied that the RBOC's entry into the long distance market in question is in the public interest. Before making its ruling the FCC is instructed to consult with the United States Department of Justice ("DOJ"), but the FCC is not bound by recommendations of the DOJ.

     As a result of the 1996 Act, the RBOCs will be permitted to enter into the out-of-region long distance market immediately and will be able to enter the in-region long distance market subject to FCC approval. There is expected to be no uniformity in the RBOCs' approach to entering in-region or out-of-region service, although eventually it is likely that one or more of the RBOCs will provide long distance service throughout their respective in-region markets and nationally. Importantly for the Company, the 1996 Act defines in-region service to include every state, in its entirety, in which the RBOC provides local exchange service, even if the RBOC is not the incumbent local service provider in all points of that state. Southwestern Bell (Texas, Oklahoma and Arkansas) and U.S. West (New Mexico and Arizona) are the principal RBOCs serving the states in which the Company's customers are concentrated. Operating subsidiaries of GTE also provide local exchange service in portions of Texas, New Mexico and Arkansas. As a result of the 1996 Act, the Company is likely to face competition from RBOCs seeking to provide out-of-market services within Arizona, Arkansas, New Mexico, Oklahoma and Texas. Bell Atlantic has already announced plans to provide out of region long distance service within the state of Texas. Depending on the exact nature and timing of entry by U.S. West, Southwestern Bell and other LECs into the in-region long distance market, competition from those companies could have a material adverse effect upon the Company's results of operations. It can be anticipated that some or all of these RBOCs will establish switches and transmission facilities competitive with those of the Company, to the extent that they have not already done so in connection with other business activities (such as cellular telephone services). In addition, although the 1996 Act provides for certain safeguards to protect against anti-competitive abuse by the RBOCs, it is unknown whether these safeguards will provide adequate protection and the impact of anti-competitive conduct on the Company, if such conduct occurs, is necessarily uncertain.

     The 1996 Act also addresses a wide range of other telecommunications issues, some of which will potentially impact the Company's operations, including the payment of universal service support discounts on long distance rates charged to hospitals, schools and libraries; the elimination of equal access for all wireless phones; a sunset provision pertaining to when safeguards designed to prevent the RBOCs from capitalizing on their local exchange monopolies will cease to apply; provisions pertaining to regulatory forbearance by the FCC; the imposition of liability for the unauthorized switching of customer's long distance carriers; the creation of new opportunities for competitive local service providers; and requirements pertaining to the treatment and confidentiality of subscriber network information. It is unknown at this time what impact such legislation will have on the Company, if any.

     In addition to the 1996 Act, a variety of other regulatory approaches are being considered by state and federal authorities with regard to deregulating local access services. Competitive access providers have installed local networks in many parts of the country, primarily large urban areas, that allow subscribers to route their long distance traffic directly to a designated IXC, thereby bypassing the LEC. In certain instances, the LECs have been afforded a degree of pricing flexibility in differentiating among markets and carriers in setting access charges and other rates in areas where adequate competition has emerged. Competitive access providers exist in a limited number of the Company's markets, including the Dallas and Phoenix markets. A substantial majority of the Company's customers, however, are concentrated outside of markets served by competitive access carriers.
As local exchange carriers become free to set rates and to discriminate between customers, the ability of IXCs which are larger than the Company to obtain volume discounts for access and termination charges could adversely affect the Company by reducing the operating costs of its larger competitors relative to those of the Company. In particular, it is expected that the largest players in the long distance market, such as AT&T, MCI, Sprint and WorldCom will be able to guarantee substantially larger volumes to LECs than will the Company. As deregulation of the local exchange market occurs, LECs may be willing to grant large IXCs significant discounts in return for guarantees of volume. There can be no assurance that the Company will be able to obtain similar discounts. See "-- GOVERNMENT REGULATION".

THE COMPANY'S NETWORK

     The Company currently operates a network consisting of two central office type switches, located in Dallas, Texas and Phoenix, Arizona and an operator service switch located in Levelland, Texas. The Company's switches in Dallas, Levelland and Phoenix are linked together by leased transmission facilities. In addition, the Company has contractual arrangements providing it with direct access to LEC switches in the states of Arizona, Arkansas, New Mexico, Oklahoma and Texas. The Company will continue to provide long distance service to areas in which it does not maintain transmission facilities through contracts with other IXCs. Generally, the Company will acquire additional switching and leased transmission facilities as the call volume generated by customers in that region or by other customers placing calls to that region makes it possible for the Company to do so at a lower cost than paying another IXC to carry that traffic.

     The Company currently utilizes Siemens Stromberg Carlsen DCO Class 4/Class 5 switches for its network platform. These switches are connected through leased fiber-optic transmission lines, which are connected to LEC's tandem switches in LATA's in Arkansas, Arizona, New Mexico, Oklahoma and Texas. These switches are fully digital and utilize SS7 routing for enhanced transmission quality.

     The Company's business requires transmission and switching facilities and other equipment to be operational 24 hours per day, 365 days per year. Long distance telephone companies, including the Company, have on occasion and may in the future experience temporary service interruptions or equipment failures, in some cases resulting from causes beyond their control. Any such event experienced by the Company would impair the Company's ability to service customers and could have a material adverse effect on the Company's business.

MARKETING AND SALES

     As of December 31, 1995, the Company had approximately 50 employees in its domestic sales force. The Company's international sales force consists of 8 persons who are independent contractors and not employees. The Company focuses its domestic marketing efforts in smaller cities and towns outside of the major metropolitan areas of the southwestern United States. Generally, the Company focuses its marketing efforts on small commercial accounts with one or two business locations. The Company attempts to focus its domestic efforts on developing a cluster of customers within a single LEC market.


     The Company has recently determined to expand its domestic sales efforts by increasing its domestic employee sales force and is currently in the process of recruiting, hiring and training additional employees. The Company is also developing a major domestic accounts sales force that will market commercial long distance services to medium and large commercial accounts. Also, the Company is currently recruiting domestic independent sales agents within the Company's network area.

COMPETITION

     The domestic long distance telecommunications industry is intensely competitive, and the Company expects it to remain so for the foreseeable future. As a result of the AT&T Decree, numerous competitors entered the domestic long distance telecommunications market, resulting in, among other things, a significant drop in the consumer or retail price of long distance service. The 1996 Act can be expected to increase competition in the domestic long distance market as the RBOCs begin providing both in region and out of region long distance service. The Company competes directly with other IXCs and with switchless resellers of long distance service, some of which have substantially greater financial marketing and product development resources than the Company.

     In recent years, increased competition among long distance carriers has resulted in an overall reduction in the retail price of long distance service. At the same time, technological change and the rapid expansion of circuit capacity in the United States as a result of the installation of fiber-optic transmission facilities have resulted in increased efficiency of the long distance network, also contributing to the declining prices. The Company's target market, primarily small and medium sized businesses, is believed by the Company to be motivated primarily by cost in its choice of a long distance provider. As a result, the Company's target market is believed to exhibit lower customer loyalty than other segments of the market.

     The 1996 Act is expected to result in the entry of some or all of the RBOCs into the domestic long distance market. It is not clear whether the RBOCs will build their national networks, lease facilities from others or acquire smaller domestic long distance service providers. To the extent that the RBOCs enter the domestic long distance market by acquiring other IXCs, the domestic long distance service industry can be expected to consolidate, resulting in increased competition for the Company from a relatively small number of very large, nationwide providers. No assurance can be given that the Company will be able to compete effectively with the RBOCs or other owners of nationwide long distance networks. For a further discussion of the impact on competition arising from the 1996 Act see "INDUSTRY BACKGROUND."

     The Company believes that customer attrition is common in the direct dial long distance and operator services industries. Although the Company has not experienced significant attrition in its various businesses (except attrition of its international business when the Company ceased utilizing agents in 1994), the Company's historical levels of customer attrition may not be indicative of future attrition levels, and there can be no assurance that any steps taken by the Company to counter increased customer attrition would accomplish the Company's objectives.

EMPLOYEES

     At December 31, 1995, the Company employed 165 individuals on a full-time equivalent basis. Of these, 14 were involved in senior management and support staff, 19 in administration and finance, 64 in domestic sales and marketing, 15 in technical/operations, 55 in customer service and operator functions and 17 international administrative employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements. The Company's future success will depend on its ability to attract, motivate and retain highly skilled employees.

GOVERNMENT REGULATION

     The Company's domestic telephone business is subject to regulation at the federal level by the FCC and at the state level by public utility commissions ("PUCs") of the various states in which the Company operates. Pursuant to regulation by the FCC, the Company's international business must maintain compliance in jurisdictions in which the Company services foreign customers.

     The FCC has regulatory jurisdiction over interstate and international telecommunications common carriers, like the Company. Under Section 214 of the Federal Communications Act, the FCC must certify a communications common carrier before it may provide international services. The Company's subsidiaries, LDN, USC and NATC, have obtained Section 214 authorization to provide international switched services by means of resale. The FCC has ruled that "non-dominant" common carriers, like the Company, need not apply for Section 214 authorization for the provision of domestic U.S. interstate services.

     An issue under consideration by the FCC which is of potential significance to the Company is that of "Billed Party Preference", or BPP. This term refers to a concept in which any long distance call outside the local telephone company's calling area carried from a publicly available telephone would be completed over the long distance carrier network of the billed party's previously expressed preference. If such a system were implemented successfully, the market niche of operator services, such as that of the Company, would be rendered ineffectual, because an owner of publicly available telephones would be unable to direct operator assisted calls over the network of such owner's desired carrier. The Company derives revenues from such "payphone" business wherein the Company is the desired carrier of the pay telephone owner. Given the inherent technical problems of implementing BPP and the indication by the local telephone companies that approximately two to four years would be required to reconfigure their networks to BPP's specifications, the Company believes that it is not likely that BPP will be implemented in the near term.

     The regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. FCC regulatory actions have had, and are expected to continue to have, both positive and negative effects upon the Company. Decisions by the FCC with respect to the permissible business activities or pricing practices of the Company's dominant competitors, such as AT&T, may also have an adverse impact on the Company's operations. Moreover, any significant change in regulations by state governmental agencies could significantly increase the Company's costs or otherwise have an adverse effect on the Company's activities and on any future expansion efforts.

     The FCC is currently considering action on various proposals that may have an impact on the Company. Recent developments include implementation of the 1996 Act discussed above; action by the FCC or PUCs changing access rates charged by LECs and making other related changes to access and interconnection policies, certain of which could have material adverse consequences for the Company; related FCC and state regulatory proceedings considering additional deregulation of LEC access pricing; a pending FCC rulemaking on BPP as described above that could adversely affect the Company's provision of operator services; and various legislative and regulatory proceedings that could result in new local exchange competition.

     The Company will need to comply with the applicable laws and obtain the approval of the regulatory authority of each state and country in which it provides or proposes to provide telecommunications services. The laws and regulatory requirements vary in these jurisdictions. Some have substantially deregulated various communications services, while other jurisdictions have maintained strict regulatory regimes. The application procedure can be time-consuming and costly, and terms of licenses vary for different jurisdictions.

     The Company must file tariffs with the FCC which define the eligibility for, and the rate structures and the other items and conditions of, its long distance services. The Company is entitled to modify these tariffs on a single day's notice. Absent a modification of a tariff, however, the Company is obligated to offer services and to price such services only in accordance with a tariff on file. The Company's tariffs generally define volume discounts and special services available to customers. Because the Company's tariffs on file with the FCC are public documents, it is possible that contractual relationships with certain customers will not be confidential. In such event, any pricing or service innovations adopted by the Company which prove successful could be adopted by other IXCs. This may change, however, as the FCC has proposed to mandate detariffing resulting in contracts with individual customers which, absent other legal requirements, would not be publicly available.

     IXCs providing long distance service to the Company where the Company does not maintain its own transmission facilities are similarly obligated to file tariffs with the FCC. As with the Company's tariffs, these tariffs define the eligibility for, and the rate structures and the other terms and conditions of, long distance service. High volume customers, such as the Company, may be able to utilize such IXC's tariffs or contracts which provide discounted long distance rates. These tariffs or contracts are generally available to any similarly situated customer; however, since customer needs may vary substantially, contracts created specifically for a customer may have little utility to others. The Company believes that it has been successful in negotiating contracts with IXCs to provide transmission facilities at advantageous rates. These contracts generally have a term of one year or more and can be extended by mutual agreement. No IXC is under any obligation to structure tariffs specifically for the Company, and there can be no assurance that tariffs created for other customers will meet the Company's needs in the future.

     For a description of the AT&T Decree and the 1996 Act see - "Industry Background."

ITEM 2. - DESCRIPTION OF PROPERTY

PROPERTIES

     As of April 1996, the executive offices of the Company and its subsidiaries were located at 1600 Promenade Center, 15th Floor, Richardson, Texas. The Richardson facility, consisting of two floors aggregating approximately 17,500 square feet, also includes the Company's sales operations, and is leased under a five (5) year term expiring on February 28, 2001 and April 30, 2001. The Company purchased during 1995 a 14,000 square foot facility at 1107 Austin St., Levelland, Texas, in which the operator services and customer service functions are located. The purchase involved the assumption by the Company of a promissory note, which had a principal amount outstanding of $181,232 as of December 31, 1995 and which is secured by a deed of trust. The Company also purchased a 4,100 square foot facility in Midland, Texas for $170,000 in 1994, which is subject to a deed of trust and vendor's lien note having $107,994 in principal amount outstanding as of December 31, 1995. This space was formerly utilized by the abstract and title business of the Company's subsidiary, SATC, part of which remains leased to SATC through February 28, 1997 and the remainder of which is presently intended to be converted into a sales office for the Company's long distance business. The Company also leases 940 square feet of space in Dallas, Texas and 880 square feet of space in Phoenix, Arizona for the switches which route long distance calls. These leases expire in September 2000 and November 2000, respectively.

     The Company leases an aggregate of approximately 22,000 square feet of space for sales offices in Fort Smith and Little Rock, Arkansas, Phoenix and Tucson, Arizona, Albuquerque, Farmington,

Hobbs, Las Cruces and Roswell, New Mexico, Oklahoma City, Oklahoma, and Big Spring, Brownfield, El Paso, Grand Prairie, Lamesa, Odessa and Snyder, Texas.

     The Company paid a total of $263,480 in lease expense in fiscal 1995. The Company considers its owned and leased properties adequate to meet its current and reasonably foreseeable needs. The Company believes that additional or alternative space will be available as needed to accommodate any expansion.

ITEM 3. - LEGAL PROCEEDINGS

     On July 20, 1995, a suit was filed in the 101st Judicial District Court for Dallas County, Texas, Cause No. 95-07136-E (SILVIO AVYAM V. SA HOLDINGS, INC. AND NORTH AMERICAN TELECOMMUNICATIONS CORPORATION) against the Company and its wholly-owned subsidiary, NATC, in which the plaintiff is seeking damages in excess of $1,500,000 for alleged breach of contract, breach of fiduciary duty, conspiracy and fraud arising out of the termination of the
consulting agreement between NATC and the plaintiff.   The plaintiff is also
seeking an accounting with respect to his relationship with NATC, the issuance of shares of the Company's Common Stock allegedly owed to him and exemplary damages and attorney's fees. The Company believes it has meritorious defenses to the alleged claims and intends to vigorously defend the lawsuit. However, if the Company were required to pay the alleged damages in such lawsuit, it could have a material adverse effect on the Company's financial condition and results of operations. On February 5, 1996, the Company and NATC filed a counterclaim against the plaintiff for breach of his consulting agreement and other related claims alleging an unspecified amount of damages. On March 7, 1996, the plaintiff filed a general denial in such counterclaim.

     The Company filed suit on January 23, 1996 against Dickinson & Co., an investment banking firm ("Dickinson"), its parent, Dickinson Holding Corp. and Polish Telephone and Microwave Corporation ("PTMC") in the 298th Judicial District Court for Dallas County, Texas, Cause No. 96-00768-M (SA TELECOMMUNICATIONS, INC. F/K/A SA HOLDINGS V. DICKINSON CO. & DICKINSON HOLDING CORP. AND POLISH TELEPHONE AND MICROWAVE CORPORATION). The Company has alleged, among other claims, that Dickinson intentionally and wilfully breached its fiduciary duty to the Company under its financial consulting agreement with the Company and that it interfered with the business relationship between the Company and PTMC in conspiracy with the other two defendants. The Company is seeking an unspecified amount of actual and exemplary damages and recovery of attorneys fees.

     The Company is a party, from time to time, in routine litigation or employment litigation incident to its business. Management believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

     During the fourth quarter of fiscal 1995, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded on the NASDAQ Stock Market's Small Cap Market under the symbol "STEL." Prior to January 1995, the Company's Common Stock had been traded on the same market under the symbol "SAHI". The following table sets forth the high and low closing sales prices from January 1, 1994 through December 31, 1995, based upon information obtained from NASDAQ. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                 1994                         1995
                         --------------------          --------------------
                          HIGH           LOW            HIGH           LOW
                         -----          -----          -----          -----
     First Quarter       $5.25          $3.00          $2.38          $1.19
     Second Quarter      $5.00          $2.19          $2.50          $1.50
     Third Quarter       $4.00          $2.31          $2.94          $1.56
     Fourth Quarter      $3.63          $2.13          $3.03          $1.81

     According to the records of the Company's transfer agent, the Company had approximately 502 holders of record of the Common Stock at March 28, 1996.

     The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The Company's credit agreement with Norwest Bank Minnesota, N.A. (the "Credit Agreement") restricts the payment of cash dividends. In addition, the Board of Directors of the Company has determined to utilize earnings in the expansion of the Company's business. Such policy is subject to change based on current industry and market conditions, as well as other factors beyond the control of the Company.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1995. It should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

GENERAL

     The Company is a regional IXC which provides domestic long distance telecommunications services through its network of owned and leased facilities. The Company's customer base is primarily comprised of small and medium-sized commercial accounts and residential customers concentrated in the southwestern United States. In addition to providing direct dial long distance services, the Company also offers a variety of other services including access to operator services, travel cards, direct access lines, "800" service and wholesale long distance service.

     Because the Company has higher gross profit margins on long distance calls originating on its network than on calls outside of its network, it concentrates its marketing and sales efforts on potential customers within the geographic regions served by its network.

     In 1994 and 1995, the Company acquired two switchless resellers, LDN and USC, based in the southwestern United States. The geographic concentration of LDN's and USC's customers allowed the Company to add significant call volume to its network and provided the Company with the opportunity to expand its network into adjacent geographic areas. Following the LDN and USC acquisitions, the Company purchased and installed switching equipment in Dallas and Phoenix, respectively, to consolidate call volume and volume originating and terminating on its network.

     In addition, commencing in October 1994, the Company modified its marketing efforts to focus on building revenues derived from "1+" dialing and related services such as private line services, 800 service and travel cards, and reduced its marketing of pay telephone operator assistance, wholesale long distance services and international call-back.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of its revenue for the years ended December 31, 1993, 1994 and 1995. For purposes of this Management's Discussion and Analysis, the term "revenues" refers to the Company's telecommunications revenues as reflected in the Company's Consolidated Statement of Operations, exclusive of any revenues attributable to discontinued operations.

                                               YEARS ENDED DECEMBER 31,
                                        -------------------------------------
                                          1993           1994          1995
                                        ---------    -----------     --------
Operating revenue                             100%           100%         100%
Cost of revenue                                92             85           68
                                        ---------    -----------     --------
Gross profit                                    8             15           32

Operating expenses:
  General and administrative                   42             30           32
  Depreciation and amortization                 6              4            6
                                        ---------    -----------     --------
Loss from continuing operations
 before other                                 (40)           (19)          (6)
Other income (expense)                          3              -           (3)
                                        ---------    -----------     --------
Loss from continuing operations               (37)           (19)          (9)
Loss from discontinued operations              (4)            (6)         (22)
                                        ---------    -----------     --------
Net loss                                      (41)%          (25)%        (31)%
                                        ---------    -----------     --------
                                        ---------    -----------     --------
EBITDA, as defined(1) (loss)            $(899,333)   $(1,397,324)    $153,514
                                        ---------    -----------     --------
                                        ---------    -----------     --------

__________________
(1) Earnings (loss) before interest, taxes, depreciation, amortization, nonrecurring charges, and other income (expense) or "EBITDA," is a commonly used measure of performance in the telecommunications industry. As used herein, EBITDA is not intended as either a substitute or replacement for operating income (as presented according to generally accepted accounting principles ("GAAP")) as a measure of the financial results of operations or for cash flows from operations (as presented according to GAAP).

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

     Revenues increased by $10,992,678 from $9,755,343 in 1994 to $20,748,021 in 1995. This represents an overall 113% increase over the prior year. Of the total increase, $11,435,972 was attributable to the increase in "1+" revenues, including $10,906,044 from the USC acquisition effective June 1, 1995. Existing "1+" revenue (excluding USC) increased by $529,928 while operator services and wholesale call revenues exclusive of the USC acquisition decreased by $711,630 and $38,535, respectively. The USC acquisition contributed $868,397 and $59,368 of operator services and wholesale call revenues, respectively, in 1995. The increase in "1+" revenue and decrease in operator services and wholesale call revenue results from management's marketing strategy put in place in October 1994 to aggressively market "1+" services, which have a higher gross profit margin, and to de-emphasize operator services and wholesale calls which are less profitable product lines. International telecommunications revenue decreased by $466,996 because of the increased competition and the Company's de-emphasis of this market.

     Gross profit increased by $5,174,995 from $1,456,913 in 1994 to $6,631,908 in 1995 principally due to the USC acquisition. The gross profit margin increased by 17% from 15% in 1994 to 32% in 1995. This increase was principally due to the improved mix of call traffic provided by the USC revenue. The percentage of "1+" calls, which have a higher gross profit margin, has increased as compared to the lower margin operator service and wholesale calls. Management continues to de-emphasize operator services and wholesale calls because they are less profitable product lines.

     General and administrative expense increased by $3,624,157 from $2,854,237 in 1994 to $6,478,394 in 1995, and, as a percentage of revenue, increased from 30% in 1994 to 32% in 1995. The increase in total general and administrative expense was primarily attributable to the USC acquisition.
The increase as a percentage of revenue was indicative of the duplicity of costs experienced when USC was first acquired. These costs consisted primarily of personnel related costs. The Company focused on decreasing the relative percentage of these costs and, in the fourth quarter of 1995, such costs decreased to 28% of revenues.

     Depreciation and amortization expense increased by $873,908 from $413,317 in 1994 to $1,287,225 in 1995 and, as a percentage of revenue, increased from 4% in 1994 to 6% in 1995. This increase resulted from the higher depreciation and amortization charges arising from the acquisition of USC and increased depreciation from the acquisition of switching equipment in December 1994.

     The Company incurred a loss from continuing operations before other income (expense) of $1,810,641 in 1994 versus a $1,277,110 loss in 1995.
This decrease was principally attributable to an improvement in gross profit margins but was partially offset by small percentage increases in general and administrative expense and depreciation and amortization expense.

     The Company had other expense of $8,429 in 1994 as compared to other expense of $658,111 in 1995. This increase was primarily due to an increase in interest expense related to the increased debt incurred in connection with the USC acquisition.

     The loss from discontinued operations increased by $3,902,826 from $627,916 in 1994 to $4,530,742 in 1995. The provision for operating losses of the discontinued operations during the phase-out period was increased by $475,000 in 1995. The $150,000 reserve established at December 31, 1994 became inadequate due to unforeseen delays in the proposed spin off of SATC and the ultimate decision to cancel the spin-off and sell the subsidiary after the SATC president's death in September 1995. On February 29, 1996, SATC was sold to a key member of SATC management for a $500,000 note, payable over ten years bearing interest at 7% per annum. At December 31, 1995, the Company recorded an impairment loss of $4,055,742, including a reserve against the note, to reflect the net realizable value of SATC.

     The Company incurred a net loss of $2,446,986 for 1994 as compared to $6,465,693 in 1995. The increased net loss was principally attributable to the loss from discontinued operations and increased interest expense related to the debt incurred in connection with the USC acquisition.

YEAR ENDED DECEMBER 31, 1994 VERSUS YEAR ENDED DECEMBER 31, 1993

     Revenues increased by $7,162,820 from $2,592,473 in 1993 to $9,755,343 in 1994. This represented an overall 276% increase over the prior year. Of the total increase, $7,450,273 (or more than 100%) was attributable to the increase in revenue arising from the LDN acquisition in 1994, of which $2,118,156 was "1+", $4,482,615 was operator services and $849,502 was wholesale call revenue. In October 1994, management made the decision to aggressively market "1+" services which have a higher gross profit margin and de-emphasize operator services and wholesale calls which are less profitable lines of business. The international telecommunications revenue decreased by $287,853 because of the phasing out of agent run offices and transitioning into Company owned offices. Additionally, a wholesaling arrangement with a reseller in Brazil was discontinued because of the lack of adequate profit margins and the cost of administration.

     Gross profit increased by $1,259,484 from $197,429 in 1993 to $1,456,913 in 1994 principally due to the LDN acquisition. The gross profit margin increased by 7% from 8% in 1993 to 15% in 1994. This improvement is principally due to the Company's success in negotiating rate reductions with transmission carriers and switched service providers. Additionally, the Company experienced a more favorable mix of call traffic in 1994 with the increase in higher margin domestic revenue from the LDN acquisition.

     General and administrative expense increased by $1,757,475 from $1,096,762 in 1993 to $2,854,237 in 1994, and as a percentage of revenue, decreased from 42% in 1993 to 30% in 1994. The increase in total expense reflects the increase in the revenue base from the LDN acquisition and the increased costs required to evaluate a number of acquisition candidates. The decrease as a percentage of revenue reflects management's continued focus on cost containment. Additionally, an extensive review of foreign customer accounts receivable at the end of the third quarter of 1994 revealed several areas of exposure related to foreign customers loyal to ex-agents which required reserving. Accordingly, bad debt expense increased from $61,552 in 1993 to $318,583 in 1994.

     Depreciation and amortization expense increased by $270,521 from $142,796 in 1993 to $413,317 in 1994; however, this represented a decrease from 6% of revenues in 1993 to 4% of revenues in 1994. The increased total of such expense in 1994 resulted from amortization of intangible assets from the acquisition of LDN.

     The Company incurred a loss from continuing operations before other income (expenses) of $1,042,129 in 1993 versus a $1,810,641 loss in 1994. The increase is principally attributable to an increase in general and administrative expense and depreciation and amortization expense partially offset by improved profit margins.

     The Company had other income of $72,725 in 1993 as compared to other expense of $8,429 in 1994. Other income in 1993 is principally comprised of a $100,417 litigation settlement offset by interest expense of $11,721. Other expense in 1994 is principally comprised of interest expense of $29,903.

     The loss from discontinued operations increased by $520,712 from $106,204 in 1993 (loss from operations) to $627,916 in 1994 ($477,916 loss from operations and $150,000 provision for operating losses during the phase out period) . The increased loss from title plant services operations is attributable to a decline in revenues, increased costs associated with maintaining existing data bases, and the emphasis on completing the second title plant in 1994 instead of focusing on marketing.

     The Company incurred a net loss of $1,075,608 for 1993 as compared to a net loss of $2,446,986 for 1994. This increased net loss is attributable to increased depreciation and amortization expense related to intangible assets from the LDN acquisition, increased bad debt expenses related to foreign customers loyal to ex-agents, and expenses related to phasing out agent run offices and transitioning into Company-owned offices. Also contributing to the net loss were increased losses from discontinued title plant services operations due to focusing on building the second title plant in 1994 instead of marketing efforts, plus required reserves for losses during the phase out period. Additionally, significant general and administrative expenses were incurred in connection with the acquisition related activities conducted by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced negative cash flow from operating activities of $1,069,303, $2,289,481 and $1,224,486 in 1993, 1994 and 1995, respectively.
The improvement in 1995 over 1994 is primarily due to the improvement in operations resulting from the USC acquisition and subsequent optimization of the combined operations. Management expects the improvements in operating cash flow (which may not be indicative of profitability) experienced in the fourth quarter of 1995 to continue into 1996.

      The increased loss in 1994, which was compounded by an overall increase in accounts receivable and decreases in accounts payable and accrued expenses, contributed to the increase in negative cash flow from 1993 to 1994. In 1994, accounts receivable expanded due to a growth in revenues without proportionate increases in accounts payable and accrued expenses, which caused working capital to be expended. Domestic accounts receivable are generally collected in 45 days and foreign accounts receivable are generally collected in 65 days. However, accounts payable for contracts with transmission carriers and switched service providers must generally be paid in 30 days.

     Cash used in investing activities was $373,343, $1,743,558 and $7,141,820 in 1993, 1994 and 1995, respectively. Of the total in 1995,
$6,974,685 was utilized in the acquisition of USC and of the total in 1994, $1,330,397 was utilized in the acquisition of LDN.

     Cash provided by financing activities was $2,615,466, $3,166,078 and $8,858,613 in 1993, 1994 and 1995, respectively. Proceeds generated from the issuance of $7,000,000 of long term debt and $1,000,000 of Series A Preferred Stock were utilized in the 1995 acquisition of USC. Proceeds from private placements of common stock were the principal source of the $1,330,397 of cash used for the 1994 acquisition of LDN.

     The Company is highly leveraged as a result of the substantial indebtedness it incurred to finance the USC acquisition. In connection with the USC acquisition, the Company (i) paid $6,500,000 in cash (including $2,400,000 paid in connection with certain agreements pertaining to non-competition and confidentiality), (ii) issued promissory notes in the aggregate amount of $4,250,000 and bearing interest at the rate of 11% per annum (the "USC Notes"); (iii) issued an aggregate of 125,000 shares of Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"); and (iv) issued a warrant ("USC Warrant") exercisable into an aggregate of 1,050,000 shares of the Company's Common Stock at any time prior to July 31, 2000 at a per share exercise price of $1.25. The Company recently entered into an agreement to acquire all of the shares of the Series B Preferred Stock, the USC Warrant and the USC Notes for an aggregate of $3,085,000. Such transaction is presently scheduled to close on or before April 15, 1996, but is predicated on the Company obtaining necessary financing and the consent of the Company's lender, Norwest Bank Minnesota N.A. ("Norwest").

     In order to provide the cash portion of the purchase price to be paid to the stockholders of USC, the Company entered into a series of related transactions which were consummated concurrently with the closing of the USC acquisition on July 31, 1995. The primary transaction was the $10,000,000 Credit Agreement with Norwest under which $7,000,000 was advanced to fund a majority of the cash proceeds utilized in the acquisition. Additional advances of the $3,000,000 unused portion of the credit facility are predicated upon the Company meeting certain predetermined levels of operating cash flow which have not been met.

     In addition, in consideration of the payment of $1,000,000 in cash and services provided in connection with the USC acquisition by Jessup & Lamont Capital Markets, Inc. ("JLCM"), the Company placed privately with JLCM an aggregate of 166,667 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and issued to JLCM a warrant (the "Warrant") entitling JLCM to purchase an additional 500,000 shares of the Company's Common Stock at a price of $1.125 per share.

     The terms and provisions relating to the Series A Preferred Stock provided for the conversion of such shares into an aggregate of 1,333,336 shares of Common Stock of the Company at any time prior to redemption by the Company (either through optional redemption at any time after July 31, 1997, or through mandatory redemption on July 3, 2000), which number of shares were subject to adjustment in certain circumstances, including the issuance by the Company of shares of Common Stock at prices below the $1.125 stipulated conversion price.

     On November 10, 1995 and March 13, 1996, the Company entered into amendments to its Credit Agreement with Norwest, which, among other things:
(i) amended certain definitions, agreements, and covenants relating to operating cash flow, senior debt service coverage, and prepayments on subordinated debt, and (ii) waived any breach of financial covenants with respect to senior debt service coverage and with respect to operating cash flow at September 30, 1995 and December 31, 1995. As part of such amendments, the Company paid default fees of $35,000 and prepaid $150,000 of indebtedness on November 30, 1995. Management anticipates that the Company will be in compliance with such covenants, as so amended, at all future measurement dates.

     The indebtedness under the Credit Agreement is secured by substantially all of the assets of the Company, and the Credit Agreement contains various covenants that restrict the Company's ability to take certain actions relating to such material events as mergers, incurrence of additional indebtedness and the payment of cash dividends. Principal payments under the Credit Agreement are due quarterly, commencing on December 31, 1996, with the balance being due and payable in full on June 30, 2000.

     At December 31, 1995, the Company has $11,193,886 of long term debt of which $3,795,216 is the current portion. Although management believes that cash flows generated from operations will improve with the integration of USC and expansion of the Company's telecommunications network, the Company must either refinance the existing indebtedness, borrow additional funds on more favorable terms, or sell additional equity securities for cash in order to meet its current debt obligations. The Company has been successful in financing its operations and expansion needs from proceeds from private placements of Common Stock and the exercise of stock options. There can be no assurances that such sources of funds will continue to be available.

     At December 31, 1995, the Company had cash balance of $823,738 as compared to $331,431 at December 31, 1994. As of December 31, 1995, working capital was a negative $2,841,834 as compared to a positive $561,902 at December 31, 1994. This decline in working capital is due to the $3,150,000 of USC Notes which comes due in 1996.

     In March 1996, the Company entered into private placements whereby it sold an aggregate of $600,000 of its 9% convertible subordinated debentures due in March 1997. All such debentures are convertible into Common Stock of the Company at the lower of $1.75 per share or the five day average closing price of the Company's shares of Common Stock prior to the date of conversion. In connection with these transactions, the Company paid a $75,000 finders fee and issued to certain finders a warrant exercisable into 300,000 shares of Common Stock at $1.40 per share and a warrant to purchase 250,000 shares of Common Stock at $2.125 per share.

CAPITAL EXPENDITURES

     Capital expenditures for 1995 totaled $693,977 of which $500,701 was financed. Capital expenditures for 1994 totaled $679,210 of which $404,845 was financed. The majority of these capital expenditures relate to switching equipment purchased in December 1995 and December 1994.

     Other than additional switching equipment requirements as the network expands, future capital expenditures are expected to be minimal. Additional switching equipment would require significant capital expenditures by the Company and could only be made to the extent of the availability of such capital.

DISCONTINUED OPERATIONS

     In October 1994, the Company made the determination to focus its long-term strategy and resources on the expansion of its domestic telecommunications services business, ultimately resulting in the sale of all of the issued and outstanding capital stock of SATC described below as well as the discontinuation of the operations of BSCV.

     Management of the Company determined to sell SATC in October 1995, after the death of SATC's president, resulting in the cancellation of the previously proposed spin-off and distribution of SATC to the Company's stockholders. A corporation formed by a key member of SATC's management purchased SATC on February 29, 1996. SATC had developed a proprietary information database for the offering of on-line title abstracting and title insurance and reporting services and operates title plants in Midland County and Ector County, Texas. The consideration received by the Company for such sale was a promissory note in the original principal amount of $500,000 with interest at 7% per annum payable over 10 years, secured by a pledge of the stock of and guaranty by SATC and a security interest in the assets of SATC. The Company has retained the benefits of certain net operating losses incurred by SATC.

HOLIDAY AND SEASONAL VARIATIONS IN REVENUES

     The Company's revenues, and thus its potential earnings, are affected by holiday and seasonal variations. A substantial portion of the Company's revenues are generated by direct dial domestic long distance commercial customers, and, accordingly, the Company experiences decreases in revenues around national holidays when commercial customers reduce their usage. In addition, operator services revenue from pay telephone usage declines in the fall and winter months. Additional factors causing pay telephone usage declines are inclement weather, schools being in session, and the lack of vacation travel. Consequently, the Company's fourth fiscal quarter ending December 31, which includes the Thanksgiving, Hanukkah, Christmas and New Year's Eve holidays, and the Company's first fiscal quarter ending March 31, historically have been the slowest revenue periods of the Company's fiscal year. The Company's fixed operating expenses, however, do not decrease during these quarters. Accordingly, the Company will likely experience lower revenues and earnings in its first and fourth fiscal quarters when compared with the other fiscal quarters.

     International telecommunications revenues are generated by foreign commercial customers and, accordingly, the Company experiences general decreases in revenues around holidays in foreign countries when commercial traffic is reduced. Also, to a lesser extent, holidays in the United States cause a general decrease in revenues for calls originating in foreign countries which terminate in the United States.

EFFECT OF INFLATION

     Inflation is not a material factor affecting the Company's business. Historically, transmission and switched service costs per minute have decreased as the volume of minutes increased. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures. Management has been able to contain these expenses through cost control measures.

NEW ACCOUNTING STANDARDS

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. This Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or statement of operations.

ITEM 7. - FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, notes to consolidated financial statements and the related reports of the Company's independent accountants thereon are included in this report at the page indicated and annexed hereto.

     ITEM                                                           PAGE
     ----                                                           ----
     Report of Independent Accountants for the Years Ended
      December 31, 1995 and 1994                                     F-2
     Report of Independent Certified Public Accountants for
      the Year Ended December 31, 1993                               F-3
     Consolidated Balance Sheets as of December 31, 1995 and 1994 F-4 Consolidated Statements of Operations for the Years Ended
      December 31, 1995, 1994 and 1993                               F-6
     Consolidated Statements of Shareholders' Equity for the
      Years Ended December 31, 1995, 1994 and 1993                   F-7
     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1995, 1994 and 1993                               F-8
     Notes to Consolidated Financial Statements                      F-9


ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "MANAGEMENT - Executive Officers and Directors" and "Section 16(a) Reporting" contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company tentatively scheduled to be held on May 31, 1996 (the "Proxy Statement").

ITEM 10. - EXECUTIVE COMPENSATION

     Information with respect to compensation of directors and executive officers of the Company is incorporated herein by reference to the information under the captions "EXECUTIVE COMPENSATION" and "MANAGEMENT - Committees, Meetings and Compensation of the Board of Directors" contained in the Proxy Statement.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Common Stock, by each director of the Company and by all directors and executive officers as a group is incorporated herein by reference to the information under the captions "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS" and "PROPOSAL NO. 1 - ITEM NO. 1 ON PROXY - Election of Directors" contained in the Proxy Statement.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parentheses. See the Index of Exhibits included with the exhibits filed as part of this report.

   EXHIBIT
   NUMBER    DESCRIPTION
   -------   -----------
    3.1      Certificate of Incorporation of the Company, as amended through
             December 31, 1994 (filed as Exhibit 3.1 to the Company's
             Form 10-KSB for the year ended December 31, 1994 and incorporated hereby by reference)

    3.2 Certificate of Designation, Preferences and Rights of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

    3.3 Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred Stock (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated hereby by reference)

    3.4 Certificate of Amendment filed with the Delaware Secretary of State on August 3, 1995 (filed herewith)

    3.5      Amended and Restated Bylaws of the Company (filed herewith)

    4.1 Form of Certificate Evidencing Common Stock (filed as Exhibit 4.19 to the original filing of the Company's Registration Statement No. 33-64271 on November 15, 1995 and incorporated herein by reference)

    4.2 Form of Series A Preferred Stock Certificate (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995, and incorporated herein by reference)

    4.3 Form of Series B Preferred Stock Certificate (filed as Exhibit 4.10 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995, and incorporated herein by reference)

    9.1 Voting Trust Agreement between Jack Matz as trustee and ITEX Corporation, dated June 30, 1992 (filed as Exhibit 9.1 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

    9.2 Voting Trust Agreement between Jack Matz as trustee and Gerald McMillan, dated October 4, 1991 (filed as Exhibit 9.2 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

    9.3 Voting Trust Agreement between Jack Matz as trustee and William A. Shepherd, dated November 18, 1991 (filed as Exhibit 9.3 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

    9.4 Voting Trust Agreement between Jack Matz as trustee and Terry R. Houston, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.5 Voting Trust Agreement between Jack Matz as trustee and Scott G. Moster, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.6 Voting Trust Agreement between Jack Matz as trustee and Roy D. Duckwork, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.7 Voting Trust Agreement between Jack Matz as trustee and Daniel J. Dziuba, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.8 Voting Trust Agreement between Jack Matz as trustee and Paul R. Miller, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.9 Voting Trust Agreement between Jack Matz as trustee and David L. Hover, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.10 Form of Voting Agreement, executed as of September 20, 1995 by and between the Company and each of Seth Joseph Antine, Fred
             Rudy, Jules Nordlicht, Moses Elias, Harry Adler, Dr. Seymour Huberfeld, Connie Lerner, Mueller Trading L.P., Jack Ehrenhaus, Cong. Ahavas Tzedach Vachsed and Laura Huberfeld/Naomi Bodner Partnership (the "Investors") filed as Exhibit 4.15 to the original filing of the Company's Registration Statement No. 33-64271 on November 15, 1995 and incorporated herein by reference)

   10.1 Stock Purchase Agreement, dated as of June 30, 1995 between the Company and U. S. Communications, Inc. and the shareholders thereof (the "Stock Purchase Agreement") (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.2 Supplement Agreement to the Stock Purchase Agreement, dated July 31, 1995 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.3 Share Purchase Agreement dated as of July 31, 1995 by and between the Company and JLCM (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on October 13, 1995 and incorporated herein by reference)

   10.4 Warrant Purchase Agreement, dated as of July 31, 1995 by and between the Company and JLCM (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.5      Common Stock Purchase Warrant Certificate issued to JLCM (filed as
             Exhibit 4.5 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.6 Form of Purchase Note, issued by the Company and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.7 Form of Offset Note, issued by the Company and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.8 Form of Note, Preferred Stock & Warrant Purchase Agreement, dated as of July 31, 1995 between the Company and the purchasers thereof (filed as Exhibit 4.9 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.9 Form of Common Stock Purchase Warrant Certificate issued to purchasers thereof (filed as Exhibit 4.11 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.10 Term Credit Agreement dated July 31, 1995 between the Company and Norwest Bank Minnesota, N.A. (the "Bank") and related Security Agreement and Promissory Note (filed as Exhibit 4.12 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on October 13, 1995 and incorporated herein by reference)

   10.11 First Amendment to Credit Agreement executed as of November 10, 1995 between the Company and the bank (filed as Exhibit
             4.20 to the original filing of the Company's Registration Statement No. 33-64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.12 Second Amendment to Term Credit Agreement dated as of March 13, 1996 between the Company and the Bank (filed herewith)

   10.13 Agreement dated as of October 26, 1995 between the Company and JLCM (filed as Exhibit 4.18 to the original filing of the Company's Registration Statement No. 33-

             64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.14 Agreement, dated as of September 21, 1995 by and among the Company, Howard Maddera, Bill L. Johnson and Marianne Reed with respect to the waiver of conversion privileges on Series B Preferred Stock (filed as Exhibit 4.17 to the original filing of the Company's Registration Statement No. 33-64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.15 Agreement, dated as of October 26, 1995 by and between the Company and each of the Investors (filed as Exhibit 4.16 to the Company's original filing of the Company's Registration Statement No. 33-64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.16 Form of Warrant Certificates issued to each of the Investors and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.14 to the Company's original filing of the Company's Registration Statement No. 33-64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.17 Form of Subscription Agreements executed as of September 20, 1995 by and between the Company and each of the Investors and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.13 to the Company's original filing of the Company's Registration Statement No. 33-64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.18 Employment Agreement dated March 24, 1995 by and between the Company and Jack Matz (filed as Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

   10.19 Amendment to Employment Contract dated as of March 13, 1996 by and between the Company and Jack Matz (filed herewith)

   10.20 Employment Contract dated March 13, 1996 by and between the Company and Paul R. Miller (filed herewith)

   10.21 Employment Agreement dated April 1, 1994 by and between LDN and Terry Houston (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

   10.22 Severance Agreement dated as of March 18, 1996 by and between the Company and J. David Darnell (filed herewith)

   10.23 1994 Stock Option Plan for Non-Employee Directors of the Company ("Non-Employee Director Plan") (filed as Item 2 of the Company's Proxy Statement dated June 29, 1994 and incorporated herein by reference)

   10.24 Form of Stock Option Agreement used in connection with Non-Employee Director Plan (filed as Exhibit 10.12 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

   10.25     1994 Employee Stock Option Plan ("Employee Plan") (filed as
             Item 3 of the Company's Proxy Statement, dated June 29, 1994 and incorporated herein by reference)

   10.26 Form of Incentive Stock Option Agreement used in connection with the Employee Plan (filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

   10.27 Form of Non-Qualified Stock Option Agreement used in connection with the Employee Plan (filed as Exhibit 10.15 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

   10.28 Stock Purchase Agreement dated February 29, 1996 between the Company and Permian Basin Title Services, Inc. (filed as
             Exhibit 2.1 to the Company's Current Report Form 8-K dated February 29, 1996 and incorporated herein by reference)

   10.29 Purchase Agreement dated March 8, 1996 between the Company, Howard Maddera, William J. Johnson and Marianne Reed (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated February 29, 1996 and incorporated herein by reference)

   10.30 Letter Agreement dated February 28, 1996 by and among the Company and VistaQuest, Inc. and Mark Kabbash (filed herewith)

   10.31 Common Stock Purchase Warrant dated March 7, 1996 issued to Mark Kabbash (filed herewith)

   10.32 Letter Agreement dated February 28, 1996 by and between the Company and Mueller Trading L.P. (filed herewith)

   10.33 Common Stock Purchase Warrant dated March 7, 1996 issued to Mueller Trading L.P. (filed herewith)

   10.34 Purchase Agreement dated as of March 7, 1996 between the Company and Killeba Holdings, Ltd. (filed herewith)

   10.35 Amended and Restated 9% Convertible Subordinated Debenture dated as of March 18, 1996 issued to Killeba Holdings, Ltd. (filed herewith)


   10.36 Subscription Agreement executed as of March 18, 1996 by and between the Company and Phillip and Rae Huberfeld (filed herewith)

   10.37 9% Convertible Subordinated Debenture dated as of March 18, 1996 issued to Phillip and Rae Huberfeld (filed herewith)

   10.38 Settlement Agreement dated March 25, 1996 between the Company and JLCM (filed herewith)

   10.39 Subscription Agreement dated as of March 18, 1996 by and between the Company and Moses Elias (filed herewith)

   10.40 9% Convertible Subordinated Debenture dated as of March 18, 1996 issued to Moses Elias (filed herewith)

   10.41 Amendment to Purchase Agreement dated as of March 18, 1996 by and between the Company and Killeba Holdings, Ltd. (filed herewith)

   21.1      Subsidiaries of the Company (filed herewith)

   23.1      Consent of Price Waterhouse L.L.P. (filed herewith)

   23.2      Consent of King, Burns & Company (filed herewith)

   27        Financial Data Schedule (filed herewith)


     (b)  Reports on Form 8-K

     On October 13, 1995, the Company amended its Form 8-K dated July 31, 1995 and filed with the Commission on August 15, 1995 with respect to the transactions occurring in connection with the Company's acquisition and financing of the acquisition of USC, through the filing of an amended Form 8-KA, and further amended such report by the filing of an amended Form 8-KA-2 on December 11, 1995.

     On October 11, 1995, the Company filed a Form 8-K dated October 6, 1995, which reported the cancellation of the proposed spin-off of, and decision to sell, SATC.

     On December 11, 1995, the Company amended its Form 8-K dated May 12, 1994 with respect to the acquisition of LDN by the filing of Form 8-KA-2.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SA TELECOMMUNICATIONS, INC.

                            By: /s/ Jack W. Matz, Jr.
                                --------------------------------------------
                                Jack W. Matz, Jr.
                                Chairman and Chief Executive Officer

Dated:  March   , 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.


                                 TITLE                                               DATE
                                 -----                                               ----
/s/ Jack W. Matz, Jr.
- -------------------------------  Director, Chairman and Chief Executive Officer      March 31, 1996
Jack W. Matz, Jr.


/s/ Paul R. Miller
- -------------------------------  Director, President and Chief Operating Officer     March 31, 1996
Paul R. Miller


/s/ J. David Darnell
- -------------------------------  Director and Vice President-Finance and Chief       March 31, 1996
J. David Darnell                 Financial Officer


/s/ Terry R. Houston
- -------------------------------  Director and Vice President, Telecom Acquisitions   March 31, 1996
Terry R. Houston


/s/ John Q. Ebert
- -------------------------------  Director                                            March 31, 1996
John Q. Ebert


/s/ Igor I. Mamantov
- -------------------------------  Director and Vice President                         March 31, 1996
Igor I. Mamantov


- -------------------------------  Director
Howard F. Curd


- -------------------------------  Director
Reuben F. Richards






/s/ Dean A. Thomas
- -------------------------------  Director                                            March 31, 1996
Dean A. Thomas


/s/ Barry J. Williams
- -------------------------------  Director                                            March 31, 1996
Barry J. Williams


/s/ Pete W. Smith
- -------------------------------  Director                                            March 31, 1996
Pete W. Smith


/s/ Thomas L. Cunningham
- -------------------------------  Director                                            March 31, 1996
Thomas L. Cunningham


/s/ John H. Nugent
- -------------------------------  Director                                            March 31, 1996
John H. Nugent

SA TELECOMMUNICATIONS,
INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL
STATEMENTS AND REPORTS OF
INDEPENDENT ACCOUNTANTS

DECEMBER 31, 1995, 1994 AND 1993

                     SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                            INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----
Report of Independent Accountants for the years ended December 31,
 1995 and 1994                                                            F-2

Report of Independent Certified Public Accountants for the year ended
 December 31,  1993                                                       F-3

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1995 and 1994            F-4

  Consolidated Statements of Operations for the years ended
   December 31, 1995, 1994 and 1993                                       F-6

  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1995, 1994 and 1993                                       F-7

  Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1994 and 1993                                       F-8

  Notes to Consolidated Financial Statements                              F-9

                          REPORT OF INDEPENDENT ACCOUNTANTS


March 21, 1996

To the Board of Directors and Shareholders of SA Telecommunications, Inc.


In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SA Telecommunications, Inc. and its subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Dallas, Texas

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
 SA Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of SA Holdings, Inc. (now known as SA Telecommunications, Inc.) (a Delaware corporation) and Subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the consolidated statements of operations, shareholders' equity, and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SA Holdings, Inc. (now known as SA Telecommunications, Inc.) and Subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

As described in Note 2 to these financial statements, the Company changed its method of accounting for income taxes in 1993 as required by the provisions of Statement of Financial Accounting Standards No. 109.



                                              /s/ KING, BURNS & COMPANY, P. C.
                                                KING, BURNS & COMPANY, P. C.


Dallas, Texas
March 10, 1994

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- -----------------------------------------------------------------------------

                                                            DECEMBER 31,
                                                     --------------------------
                                                        1995           1994
                                                     -----------    -----------
         ASSETS
Current assets:
  Cash                                               $   823,738    $   331,431
  Accounts and notes receivable:
    Trade, net of allowance for doubtful accounts
     of $475,845 and $178,368, respectively            4,022,131        985,174
    Other, net of allowance for doubtful accounts
     of $46,122 and $48,825, respectively                407,550        142,301
  Inventory                                              146,037        123,790
  Prepaid expenses and other                             292,439        341,290
                                                     -----------    -----------
      Total current assets                             5,691,895      1,923,986
                                                     -----------    -----------
Net assets of discontinued title plant services
 operations                                                -          3,537,386
                                                     -----------    -----------

Property and equipment                                 3,911,652        979,022
Less accumulated depreciation and amortization          (495,613)      (187,169)
                                                     -----------    -----------
      Net property and equipment                       3,416,039        791,853
                                                     -----------    -----------
Excess of cost over net assets acquired, net
 of accumulated amortization                          16,869,648      4,943,494
                                                     -----------    -----------
Other assets:
  Employee note receivable                                 -            195,904
  Other                                                   63,221        384,211
                                                     -----------    -----------
      Total other assets                                  63,221        580,115
                                                     -----------    -----------
        Total assets                                 $26,040,803    $11,776,834
                                                     -----------    -----------
                                                     -----------    -----------


                                     (Continued)



                     The accompanying notes are an integral part of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- -----------------------------------------------------------------------------

                                                            DECEMBER 31,
                                                     --------------------------
                                                        1995           1994
                                                     -----------    -----------
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   761,880    $   223,362
  Accrued telecommunications expenses                  2,337,420        755,669
  Other accrued expenses                               1,163,603        163,195
  Short-term notes payable                               475,610        129,610
  Current maturities of long-term obligations          3,795,216         90,248
                                                     -----------    -----------
      Total current liabilities                        8,533,729      1,362,084
                                                     -----------    -----------
Long-term obligations, less current maturities         7,398,670        430,393
                                                     -----------    -----------

Commitments and contingencies

Series A redeemable preferred stock, $.00001
 par value, 250,000 shares authorized; 166,667
 shares issued in 1995                                 1,129,459           -
                                                     -----------    -----------

Shareholders' equity:
  Series B preferred stock, $.00001 par value,
   250,000 shares authorized; 125,000 shares
   issued in 1995                                        575,280           -
  Common stock, $.0001 par value, 50,000,000
   shares authorized; 13,462,120 and 10,566,139
   issued, respectively                                    1,346          1,057
  Additional paid-in capital                          20,855,099     15,629,114
  Retained deficit                                   (11,996,179)    (5,404,864)
  Treasury stock (240,072 shares and 136,516
   shares, respectively) at cost                        (456,601)      (240,950)
                                                     -----------    -----------
      Total shareholders' equity                       8,978,945      9,984,357
                                                     -----------    -----------
        Total liabilities and shareholders' equity   $26,040,803    $11,776,834
                                                     -----------    -----------
                                                     -----------    -----------







                     The accompanying notes are an integral part of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------

                                              FOR THE YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------
                                            1995            1994              1993
                                      -------------     ------------     ------------
Telecommunications revenues           $  20,748,021     $  9,755,343     $  2,592,473
Cost of revenue                          14,116,113        8,298,430        2,395,044
                                      -------------     ------------     ------------

Gross profit                              6,631,908        1,456,913          197,429
                                      -------------     ------------     ------------

Operating expenses:
 General and administrative               6,478,394        2,854,237        1,096,762
 Depreciation and amortization            1,287,225          413,317          142,796
 Nonrecurring Russian venture
  charges                                   143,399            -               -
                                      -------------     ------------     ------------
         Total operating expenses         7,909,018        3,267,554        1,239,558
                                      -------------     ------------     ------------

Loss from continuing operations
  before other income (expense)          (1,277,110)      (1,810,641)      (1,042,129)

Other income (expense):
 Interest expense                          (682,796)         (29,903)         (11,721)
 Litigation settlement                          -                 -           100,417
 Other, net                                  24,685           21,474          (15,971)
                                      -------------     ------------     ------------

      Total other income (expense)         (658,111)          (8,429)          72,725
                                      -------------     ------------     ------------

Loss from continuing operations          (1,935,221)      (1,819,070)        (969,404)

Discontinued operations:
 Loss from title plant services
  operations                                    -           (477,916)        (106,204)
 Provision for operating losses
  during phase-out period                  (475,000)        (150,000)            -
 Loss from impairment                    (4,055,742)            -                -
                                      -------------     ------------     ------------

  Loss from discontinued
   operations                            (4,530,742)        (627,916)        (106,204)
                                      -------------     ------------     ------------

Net loss                                 (6,465,963)      (2,446,986)      (1,075,608)

Preferred dividend
 requirements, including
  accretion                                (125,352)            -                -
                                      -------------     ------------     ------------

Net loss applicable to common
 shareholders                         $  (6,591,315)    $ (2,446,986)    $ (1,075,608)
                                      -------------     ------------     ------------
                                      -------------     ------------     ------------

Loss per weighted average
 common share outstanding:
    Continuing operations             $       (0.17)    $      (0.20)    $      (0.18)
    Discontinued operations                   (0.39)           (0.07)           (0.02)
                                      -------------     ------------     ------------

    Net loss per share                $       (0.56)    $      (0.27)    $      (0.20)
                                      -------------     ------------     ------------
                                      -------------     ------------     ------------

    Net loss per share applicable to
      common shareholders             $       (0.57)    $      (0.27)    $      (0.20)
                                      -------------     ------------     ------------
                                      -------------     ------------     ------------

    Weighted average number of
      common shares outstanding          11,639,186        9,199,720        5,479,752
                                      -------------     ------------     ------------
                                      -------------     ------------     ------------

                     The accompanying notes are an integral part of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

- ----------------------------------------------------------------------------------------------------------------------------
                                                     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 -------------------------------------------------------------------------------------------
                                      SERIES B
                                  PREFERRED  STOCK      COMMON STOCK      ADDITIONAL
                                 ------------------  ------------------    PAID-IN      RETAINED     TREASURY
                                  SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL       DEFICIT      STOCK        TOTAL
                                 --------  -------   --------  --------  -----------  ------------  ----------  -----------
Balances at December 31, 1992        -       -       5,471,411  $   547  $ 8,357,488  $ (1,882,270) $ (20,000)  $6,455,765
Private placements of common stock   -       -       1,407,274      141    1,621,358       -            -        1,621,499
Issuance of common stock for
 exercise of options                 -       -       1,511,236      151    1,093,816       -            -        1,093,967

Cancellation of shares held in
 escrow for:
  Foreign trade license
   agreements                        -       -        (567,260)     (57)    (249,943)      -            -         (250,000)
  Coal methane gas leases
   agreement                         -       -        (450,000)     (45)  (2,249,955)      -            -       (2,250,000)

Net loss for the year                -       -           -          -          -        (1,075,608)     -       (1,075,608)
                                 -------  --------  ----------  -------  -----------  ------------  ---------   ----------
Balances at December 31, 1993        -       -       7,372,661      737    8,572,764    (2,957,878)   (20,000)   5,595,623

Private placements of common
 stock                               -       -         834,317       84    1,885,264       -            -        1,885,348

Issuance of common stock for:
  Exercise of options                -       -       1,057,075      106    1,421,216       -         (220,950)   1,200,372
  Acquisition of LDN                 -       -       1,302,086      130    3,749,870       -            -        3,750,000

Net loss for the year                -       -           -          -          -        (2,446,986)     -       (2,446,986)
                                 -------  --------  ----------  -------  -----------  ------------  ---------   ----------
Balances at December 31, 1994        -       -      10,566,139    1,057   15,629,114    (5,404,864)  (240,950)   9,984,357

Private placements of common
 stock                               -       -       1,981,120      197    2,379,464       -          (44,057)   2,335,604

Issuance of common stock for
 exercise of options                 -       -         914,861       92      633,521       -         (171,594)     462,019

Issuance of Series B Preferred
 Stock for acquisition of USC     125,000 $575,280      -          -         -             -            -          575,280

Issuance of warrants for
 acquisition and financing of
 USC                                 -       -           -          -      2,213,000       -             -       2,213,000

Dividends on preferred stock         -       -           -          -         -            (91,667)      -         (91,667)

Accretion of discount on
 preferred stock                     -       -           -          -         -            (33,685)      -         (33,685)

Net loss for the year                -       -           -          -         -         (6,465,963)      -      (6,465,963)
                                 -------  --------  ----------  -------  -----------  ------------  ---------   ----------
Balances at December 31, 1995    125,000  $575,280  13,462,120  $ 1,346  $20,855,099  $(11,996,179) $(456,601)  $8,978,945
                                 -------  --------  ----------  -------  -----------  ------------  ---------   ----------
                                 -------  --------  ----------  -------  -----------  ------------  ---------   ----------

     The accompanying notes are an integral part of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             1995            1994            1993
                                                         -----------     -----------     -----------
Cash flows from operating activities:
  Net loss                                               $(6,465,963)    $(2,446,986)    $(1,075,608)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
       Loss from discontined operations                            -         477,916         106,204
       Provision for discontined operations                4,530,742         150,000               -
       Depreciation and amortization                       1,287,225         413,317         142,796
       Provision for losses on accounts receivable           455,793         318,583          61,552
       Litigation settlement                                       -               -        (100,417)
       Cash used for discontinued SATC business             (263,320)       (441,864)       (113,319)
       Other                                                 (44,587)         15,280          28,494
       (Increase) decrease, net of effect of acquisition:
            Accounts and notes receivable                   (862,288)       (150,480)       (510,206)
            Prepaid expenses and other                       394,822         (63,759)        (62,468)
            Other assets                                     320,990         (16,581)        (53,434)
       Increase (decrease), net of effect of acquisition:
            Accounts payable and accrued expense            (577,900)       (544,907)        507,103
                                                         -----------     -----------     -----------
  Net cash used in operating activities                   (1,224,486)     (2,289,481)     (1,069,303)
                                                         -----------     -----------     -----------
  Cash flows from investing activities:
       Additions to property and equipment                  (193,276)       (208,317)       (101,396)
       Purchase of USC, net of cash acquired              (6,974,685)              -               -
       Purchase of LDN, net of cash acquired                       -      (1,330,397)              -
       Cash used for discontinued SATC business              (34,481)       (195,393)       (286,127)
       Sale of assets                                         60,622               -               -
       Other                                                       -          (9,451)         14,180
                                                         -----------     -----------     -----------
  Net cash used in investing activities                   (7,141,820)     (1,743,558)       (373,343)
                                                         -----------     -----------     -----------
  Cash flows from financing activities:
       Borrowings                                          7,450,000         120,000               -
       Principal payments on obligations                  (1,971,510)        (39,642)       (100,000)
       Proceeds from private placements of common
         stock                                             2,073,104       1,885,348       1,621,499
       Proceeds from exercise of options                     307,019       1,200,372       1,093,967
       Proceeds from Series A Preferred Stock              1,000,000               -               -
                                                         -----------     -----------     -----------
  Net cash provided by financing activities                8,858,613       3,166,078       2,615,466
                                                         -----------     -----------     -----------
  Increase (decrease) in cash                                492,307        (866,961)      1,172,820
  Cash at beginning of year                                  331,431       1,198,392          25,572
                                                         -----------     -----------     -----------
  Cash at end of year                                    $   823,738     $   331,431     $ 1,198,392
                                                         -----------     -----------     -----------
                                                         -----------     -----------     -----------


                     The accompanying notes are an integral part of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

    SA Telecommunications, Inc. (STEL or the Company) is a full-service, switch-based global telecommunications carrier that provides intrastate, interstate and international service, as well as a variety of operator and other services. In 1995, the Company changed its name to SA
    Telecommunications, Inc. from SA Holdings, Inc. to better reflect the focus on its core telecommunications business.

    The Company conducts its domestic telecommunication operations through U.S. Communications, Inc. (USC) (acquired effective June 1, 1995 - See Note 3) and Long Distance Network, Inc. (LDN) (acquired effective March 1, 1994 - See Note 4). USC and LDN provide direct dial long distance services to small and medium-sized commercial customers and, to a lesser extent, residential customers. Additionally, operator services (telephone calling card, collect, third party billing, and credit card calls requiring operator assistance) are provided to hotels, motels, hospitals, universities, private pay telephone owners, and residences. Domestic telecommunications revenue comprised approximately 92%, 76% and 0% of consolidated revenues in 1995, 1994 and 1993, respectively.

    The Company conducts its international telecommunications operations mainly in Central and South America through North America Telecommunications Corporation (NATC). NATC is a private telecommunications carrier which provides various long distance telecommunications services to its foreign customers, including interchange services, operator services, international long distance, voice mail, conference calling, and facsimile distribution. Foreign revenues comprised approximately 8%, 22% and 98% of total consolidated revenues in 1995, 1994 and 1993, respectively. NATC conducts business under the product name of "GlobalCOM."

    Until September 1995, the Company participated in various joint ventures in the Baltic States and Commonwealth of Independent States (formerly the Soviet Union). At September 30, 1995, the Company terminated its participation in these joint ventures to focus on its telecommunications business. These operations had no significant impact on the consolidated balance sheets at December 31, 1995 and 1994 or the consolidated statements of operations for the three years ended December 31, 1995.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
    Financial Instruments

    The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments approximate their recorded values.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
    Business and Credit Concentrations

    In the normal course of business, the Company extends unsecured credit to its customers. All international telecommunications services are billed and principally paid in U.S. dollars. Management has provided an allowance for doubtful accounts to provide for amounts which may eventually become uncollectible and to provide for any disputed charges. Two domestic telecommunications customers accounted for approximately 31% and 8%, respectively, of total consolidated revenues in 1994. No customers individually accounted for more than 10% of consolidated revenues in 1995 or 1993.

    Cash and Cash Equivalents

    Cash and cash equivalents include cash on hand and investments with purchased original maturities of three months or less. The Company has approximately $365,547 of cash and cash equivalents in excess of FDIC insured limits at December 31, 1995. The Company has not experienced any losses on its cash and cash equivalents.

    Inventory

    Inventory is valued at the lower of cost or market with the cost determined using the first-in, first-out method. Inventory consists of automatic dialers for installation in customers' telephone equipment at December 31, 1995 and prepaid travel vouchers held for resale at December 31, 1994.

    Property and Equipment

    Property and equipment are stated at cost. Depreciation for financial statement purposes is provided by the straight-line method over the estimated useful lives of the depreciable assets. Maintenance and repairs are expensed as incurred while replacements and betterments are capitalized.

    Goodwill and Related Intangibles

    Goodwill and related intangibles reflect the acquired cost of goodwill, customer lists, noncompete agreements, and related items. These intangibles are amortized by the straight-line method over their estimated useful lives. It is the Company's policy to periodically review the net realizable value of its intangible assets through an assessment of the estimated future cash flows related to such assets. The specific business to which these intangible assets relate is reviewed to determine whether future cash flows, over the remaining estimated life of the asset, provide for recovery of the assets. In the event that total assets (including property and equipment) are found to be stated at amounts in excess of estimated future cash flows, the assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

    Revenue recognition

    The Company recognizes revenue as services are performed based on customer usage, net of an estimate for uncollectible revenue. The Company sells its services to its customers primarily on a measured time basis.

    Accounting for stock-based compensation

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. This Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or statement of operations.

    Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilitites and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Loss per share

    Loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods. The effect of outstanding options and warrants on the computation of net loss per share is antidilutive and, therefore, is not included in the computation for the years ended December 31, 1995, 1994 and 1993.

    Federal income taxes

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Deferred income taxes are calculated utilizing an asset and liability approach whereby deferred taxes are provided for tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. Valuation allowances against deferred tax assets are provided where appropriate. There was no impact on the consolidated financial statements upon adoption of SFAS 109.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

    Statement of cash flows

    Cash paid for interest for the years ended December 31, 1995, 1994 and 1993 was $374,249, $21,896 and $13,463, respectively.

3.  ACQUISITION OF U.S. COMMUNICATIONS, INC.

    Effective June 1, 1995, the Company acquired all of the outstanding common stock of U.S. Communications, Inc. (USC), a domestic interexchange long distance carrier located in Levelland, Texas. The stated purchase price of $12 million for the USC common stock and the covenants not to compete were paid (i) $6.5 million in cash, (ii) $2.75 million in notes bearing 11% interest per annum, (iii) $1.5 million in a separate group of notes also bearing 11% interest per annum, (iv) 125,000 shares of Series B Preferred Stock of the Company, and (v) common stock purchase warrants exercisable into 1,050,000 shares of stock at $1.25 per common share. The parties placed $300,000 of the cash portion of the purchase price into escrow at a bank in order to satisfy claims of the Company of any breach or nonperformance of representations, warrants, covenants or other obligations of the sellers. Additionally, the Company has the right to offset the amounts payable under the $1.5 million notes for any event for which the Company is entitled to indemnification. The Company has recorded the Series B Preferred Stock and common stock purchase warrants at their respective fair values as of the date of issuance.

    In order to fund the cash portion of the purchase price, the Company borrowed an aggregate of $7.0 million from Norwest Bank Minnesota, N.A. and privately placed 166,667 shares of its Series A Preferred Stock along with a common stock purchase warrant exercisable into 500,000 shares of stock at $1.125 per share with Jesup & Lamont Capital Markets, Inc. for $1.5 million. The Company has recorded the Series A Preferred Stock and common stock purchase warrants at their respective fair values as of the date of issuance.

    The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired has been recorded based upon the fair values of assets acquired and liabilities assumed. The initial purchase price allocations are based on current estimates and may change based on final determination of fair value. As a result, the final purchase price allocations may differ from the presented estimates.

    The Company's consolidated statements of operations include the results of operations of USC since June 1, 1995. The Company will also include USC in its 1995 consolidated federal income tax return for the period it was owned in 1995 for tax purposes.

    A summary of the USC excess of cost for financial reporting purposes over net assets acquired is as follows:

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------


                                      DECEMBER 31,
                                          1995             LIFE
                                      -----------          ----
    Goodwill                          $  9,325,892          25
    Covenants not to compete             2,400,000           5
    Customer acquisition costs           1,036,946          10
                                      ------------

                                        12,762,838
    Accumulated amortization              (558,104)
                                      ------------
                                      $ 12,204,734
                                      ------------
                                      ------------


    The following unaudited pro forma combined results of operations for the Company assume that the acquisition of USC was completed at the beginning of 1994. These pro forma amounts represent the historical operating results of USC combined with those of the Company with appropriate adjustments which give effect to interest expense, amortization and utilization of consolidated net operating loss carryforwards. These pro forma amounts are not necessarily indicative of consolidated operating results which would have occurred had USC been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses.

                                            FOR THE YEARS ENDED
                                                 DECEMBER 31,
                                       -------------------------------
                                            1995              1994
                                       -------------     -------------
    Revenues                           $  28,694,683     $  26,173,431
    Net loss                              (7,083,441)       (3,864,545)
    Net loss per share outstanding             (0.61)            (0.42)

4.  ACQUISITION OF LONG DISTANCE NETWORK, INC.

    Effective March 1, 1994, the Company acquired all of the outstanding common stock of Long Distance Network, Inc. (LDN), a domestic interexchange long distance carrier located in Dallas, Texas. The acquisition was accomplished through the payment of $1,354,660 in cash and the issuance of 1,302,086 shares of unregistered, restricted common stock of the Company to the shareholders of LDN. The Company utilized working capital and funds generated from private placements of unregistered, restricted common stock to complete the cash portion of the transaction. Of the total 1,302,086 shares of unregistered, restricted common stock issued, 1,041,666 shares related to the acquisition of LDN stock and 260,420 shares related to "Covenants Not to Compete."

    The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired has been recorded based upon the fair values of assets acquired and liabilities assumed. The fair value of the stock issued in connection with the acquisition was estimated to be approximately $3,750,000, which

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

    reflects a discount of approximately 25% from the market price of the Company's publicly traded stock and, in management's view, is reasonable given its restricted nature.

    The Company's consolidated statements of operations include the results of operations of LDN since March 1, 1994.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

    A summary of the LDN excess of cost over net assets acquired is as follows:

                                          DECEMBER 31,
                                 ------------------------------
                                       1995            1994          LIFE
                                 -------------    -------------    ---------
    Goodwill                     $   3,983,080    $   3,983,080    25 Years
    Covenants not to compete           750,000          750,000    10 Years
    Customer acquisition costs         442,563          442,563    10 Years
                                 -------------    -------------
                                     5,175,643        5,175,643
    Accumulated amortization          (510,729)        (232,149)
                                 -------------    -------------
                                 $   4,664,914    $   4,943,494
                                 -------------    -------------
                                 -------------    -------------

    The following unaudited pro forma combined results of operations for the Company assume that the acquisition of LDN was completed at the beginning of 1993. These pro forma amounts represent the historical operating results of LDN combined with those of the Company with appropriate adjustments which give effect to amortization and shares of common stock issued. These pro forma amounts are not necessarily indicative of consolidated operating results which would have occurred had LDN been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses.

                                             FOR THE YEARS ENDED
                                               DECEMBER 31,
                                     ---------------------------------
                                            1994              1993
                                     --------------     --------------
    Revenues                         $   11,136,615     $   11,097,986
    Net loss                             (2,474,726)        (1,346,915)
    Net loss per share outstanding            (0.26)             (0.17)

5.  DISCONTINUED OPERATIONS

    On December 28, 1994, the Company's board of directors approved a spinoff of the Company's title plant services subsidiary, Strategic Abstract and Title Corporation (SATC), in the form of a stock dividend to shareholders. During 1995, SATC filed a Form 10-SB registration statement with the Securities and Exchange Commission to become a publicly traded company prior to the distribution to shareholders. Subsequent to this filing, a decision was made to cancel the spinoff and sell 100% of the stock of the subsidiary, due in large part to the SATC president's death in September 1995. As a result, an additional $475,000 reserve was established for SATC losses until the expected date of disposal.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

    On February 29, 1996, SATC was sold to a key member of SATC management for a $500,000 note, payable over ten years, bearing interest at 7% per annum. At December 31, 1995, the Company recorded an impairment loss of $4,055,742, including a reserve against the note, to reflect the net realizable value of SATC. Included among the SATC total assets are other assets, primarily trade credits with a book value of $362,000, of which the Company retained a minority portion at a de minimus value.

    Revenues for SATC for the years ended December 31, 1995, 1994 and 1993 were $354,892, $142,212 and $315,078, respectively.

6.  PROPERTY AND EQUIPMENT

    Property and equipment consists of:

                                   DECEMBER 31,
                              ----------------------
                                  1995        1994            LIFE
                              ----------    --------      -----------
    Land                      $   49,000    $ 34,000
    Buildings                    605,826     136,596      30-40 Years
    Switching equipment        2,244,450     470,893        3-5 Years
    Software                      30,505      37,584          5 Years
    Office equipment             779,116     230,039          5 Years
    Furniture and fixtures       202,755      69,910        5-7 Years
                              ----------    --------
                              $3,911,652    $979,022
                              ----------    --------
                              ----------    --------

    Switching equipment totaling $500,701 and $470,893 was acquired under capital leases in 1995 and 1994, respectively. The Company has the option to purchase the switching equipment upon the expiration of the lease. Total depreciation expense, including amortization of equipment under capital leases, charged to operations for the years ended December 31, 1995, 1994 and 1993 was $449,402, $158,612 and $122,082, respectively.

7.  SHORT-TERM NOTES PAYABLE

    Short-term notes payable consists of:

                                                         DECEMBER 31,
                                                     -------------------
                                                       1995       1994
                                                     --------   --------
    Convertible, subordinated debentures with
     interest at 8% due in June 1996                 $450,000   $    -

    Note payable to an officer and director with
     interest at 12% due in June 1996                  25,610     30,610

    Note payable to a financing institution               -       99,000
                                                     --------   --------
                                                     $475,610   $129,610
                                                     --------   --------
                                                     --------   --------

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

    On February 9, 1996, the convertible, subordinated debentures were converted into 267,856 shares of the Company's common stock.

 8. LONG-TERM OBLIGATIONS

    Long-term obligations consists of:

                                                               DECEMBER 31,
                                                         -----------------------
                                                             1995        1994
                                                         -----------    --------
    Senior note payable to a bank                        $ 6,850,000    $    -

    Subordinated notes payable to former USC
     shareholders due on October 1, 1996 with
     interest payable quarterly at 11% per annum           1,650,000         -

    Subordinated notes payable to former USC
     shareholders with $308,500 due on March 8,
     1996, $441,500 due on April 15, 1996  and
     $750,000 due on July 31, 1996 plus interest
     at 11% per annum                                      1,500,000         -

    Notes payable to former USC shareholders due
      in monthly installments of $2,319 including
      interest at 8.5% with the balances due in 1996
      and 1997                                                32,638         -

    Note payable to a trust (collateralized by
     land and building) due in monthly installments
     of $1,586 including interest at 10% with the
     balance due in 2004                                     107,994     115,796

    Note payable to a bank (collateralized by land,
     building and equipment) due in monthly install-
     ments of $8,338 including interest at 9.75% with
     the balance due in 1998                                 181,232         -

    Note payable to a finance company (unsecured)
     due in monthly installments of $752, including
     interest at 7.5% with the balance due in 2000            33,019         -

    Note payable to a bank (collateralized by
     equipment) due in monthly installments of $2,170
     including interest at 9.75% with the balance due
     in 1996                                                  15,904         -

    Capital lease obligations                                823,099     404,845
                                                         -----------    --------
                                                          11,193,886     520,641
    Less current maturities:
      Long-term debt                                      (3,632,035)     (7,801)
      Capital lease obligations                             (163,181)    (82,447)
                                                         -----------    --------
    Long-term portion                                    $ 7,398,670    $430,393
                                                         -----------    --------
                                                         -----------    --------

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


    The Company obtained a $10 million senior credit facility from a bank to facilitate the acquisition of USC of which $6,850,000 was outstanding at December 31, 1995. Additional advances under the credit facility are dependent upon the Company meeting certain predetermined levels of operating cash flow. The borrowings are secured by principally all of the assets of the Company. Principal payments will be due in quarterly installments commencing on December 31, 1996 with the balance due on June 30, 2000.

    The borrowings bear interest at a floating rate of from 1% to 2% above the bank's prime rate (9.75% at December 31, 1995) depending on the ratio of senior debt to operating cash flow. At the Company's option, the interest rate may be fixed at a floating rate of from 3% to 4% above the London Interbank Offered Rate (LIBOR) which is also dependent on the ratio of senior debt to operating cash flow. Interest is payable quarterly.

    The credit facility agreement contains covenants which, among other restrictions, (i) limit the Company's ability to incur indebtedness, merge, consolidate and acquire or sell assets; (ii) require the Company to satisfy certain ratios related to operating cash flow and senior debt service coverage; and (iii) limit the payment of interest and principal on subordinated debt.

    At September 30, and December 31, 1995, the Company was not in compliance with the senior leverage ratio and operating cash flow maintenance requirements contained in the senior credit agreement. On November 10, 1995 and March 13, 1996, respectively, the Company entered into amendments with the bank to waive these events of default and reset the ratio and maintenance requirements for periods subsequent to the default after the actual USC results of operations were determined. The Company expects to be in compliance with the covenant requirements at all future measurement dates. Under these amendments, the Company was required to pay one-time waiver fees to the bank of $35,000 and to pay down the principal by $150,000.

    On March 8, 1996, the Company entered into an agreement with the former USC shareholders to purchase debt and equity securities of the Company issued to the USC shareholders in connection with the acquisition of USC for a $3,085,000 purchase price. The securities to be purchased by the Company consist of promissory notes of the Company in an aggregate principal amount of $3,150,000, 125,000 shares of the Company's Series B Cumulative Convertible Preferred Stock and warrants exercisable into 1,050,000 shares of the Company's Common Stock.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


    The closing of the agreement is subject to, among other things, the completion of financing by the Company.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

 9. CAPITAL STOCK

    At December 31, 1995, the Chairman and Chief Executive Officer of the Company voted an aggregate 1,703,781 shares of common stock (13% of voting control) pursuant to various voting trust agreements. The agreements were established in conjunction with the LDN acquisition, private placements and other operating activities of the Company where terms of the transactions included securities of the Company.

    Each share of Series A Cumulative Convertible Preferred Stock entitles its holder to receive an annual dividend of $.72 per share, payable at the option of the Company in either cash or shares of Series A Preferred Stock; to convert it into eight shares of Common Stock as adjusted in the event of future dilution from stock dividends and recapitalizations; to receive up to $9.00 per share plus accrued and unpaid dividends in the event of involuntary or voluntary liquidation; and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company on or after July 31, 1997, but must be mandatorily redeemed no later than July 31, 2000, at a price of $9.00 per share plus accrued and unpaid dividends. Due to the mandatory redemption requirements, the Series A Preferred Stock was recorded at its fair value at the date of issuance, with increases to its carrying value via periodic accretions up to the mandatory redemption date.

    Each share of Series B Cumulative Convertible Preferred Stock entitles its holder to receive an annual dividend of $.80 per share payable at the option of the Company in either cash or shares of Series B Preferred Stock; to convert it into eight shares of Common Stock, as adjusted in the event of future dilution from stock dividends and recapitalizations; to receive up to $10.00 per share plus accrued and unpaid dividends in the event of involuntary or voluntary liquidation; and, subject to certain conditions in loan agreements, may be redeemed at the option of the Company on or after July 31, 1997 at a price of $10.00 per share plus accrued and unpaid dividends. The Series B Preferred Stock was recorded at its fair value at the date of issuance. Present holders of the Series B Cumulative Convertible Preferred Stock have waived their conversion rights.

    In September 1995, the Company sold 1,100,000 shares of unregistered, restricted Common Stock in a private placement transaction ($1,374,890). In conjunction with this transaction, the purchasers received common stock purchase warrants exercisable into an aggregate of 1,100,000 shares of stock at $1.25 per share.

    In 1991, the Company acquired approximately 24,110 net acres of coal methane gas leases located in Johnson and Campbell Counties, Wyoming. The Company issued 450,000 shares of unregistered, restricted common stock as consideration for the purchase, valued at $2,250,000. Effective
    December 31, 1993, all parties mutually agreed that it would be in their best interests to dissolve this agreement and did so accordingly. The Company recorded the dissolution by removing the properties from its books and canceling the 450,000 shares of common stock. This dissolution resulted in the reduction of total assets by $2,250,000, shareholders' equity by $2,250,000, and common shares outstanding by 450,000 shares. There was no impact on the Company's consolidated results of operations.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
    In 1993, the Company canceled its agreement to acquire certain foreign trade license agreements because of defaults by the seller. In connection with this cancelation, the Company canceled a $25,000 note payable and 567,260 shares of the Company's common stock held in escrow at a value of $250,000, with a corresponding $275,000 reduction of license agreements. There was no impact on the Company's consolidated results of operations.

10. STOCK OPTIONS

    The Company has several stock option plans under which options to acquire up to 8,000,000 shares may be granted to directors, officers and employees of the Company. The options are nontransferable and forfeitable if the holder resigns or leaves the Company for any reason. After a six-month waiting period from the date of grant, the shares acquired upon exercise may only be sold over periods of from eighteen to thirty months. An aggregate of 4,571,750 options had been granted under these plans as of December 31, 1995.

    Additional information regarding options granted and outstanding is summarized below:

                                       NUMBER OF         EXERCISE
                                        OPTIONS           PRICE
                                      ----------      -------------
    Outstanding at December 31, 1992   2,131,200      $0.58 - $2.53
         Granted                       2,170,847      $0.43 - $0.80
         Exercised                    (1,511,236)     $0.43 - $2.53
         Canceled/Expired               (448,500)     $0.43 - $2.53
                                      ----------
    Outstanding at December 31, 1993   2,342,311      $0.43 - $2.53
         Granted                       1,089,500      $2.63 - $3.56
         Exercised                    (1,057,075)     $0.43 - $2.53
         Canceled/Expired               (259,936)     $0.43 - $2.53
                                      ----------
    Outstanding at December 31, 1994   2,114,800      $0.43 - $3.56
         Granted                         994,250      $1.75 - $1.88
         Exercised                      (914,861)     $0.43 - $1.25
         Canceled/Expired                (70,719)     $0.43 - $3.56
                                      ----------
    Outstanding at December 31, 1995   2,123,470      $0.43 - $3.56
                                      ----------
                                      ----------


    All of the options outstanding at December 31, 1995 were exercisable at prices ranging from $0.43 to $3.56. All stock options were granted at exercise prices not less than the fair market value of the underlying stock on the date of grant.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
11. FEDERAL INCOME TAXES

    The components of the net deferred tax asset were as follows:

                                                    DECEMBER 31,
                                             --------------------------
                                                 1995           1994
                                             ----------    ------------
    Deferred tax assets:
         Trade credits                       $        -    $    192,613
         Allowance for doubtful accounts         126,210         77,246
         Other reserves                          123,931              -
         Amortization on excess of cost over
          net assets acquired                    100,541              -
         Net operating loss carryforwards      3,047,698      1,297,033
                                             -----------    -----------
           Gross deferred tax asset            3,398,380      1,566,892

    Deferred tax liabilities:
         Depreciation on other assets             40,235         44,345
         Other deferred costs                      9,958         54,762
                                             -----------    -----------
           Gross deferred tax liabilities         50,193         99,107
                                             -----------    -----------
                                               3,348,187      1,467,785
    Valuation allowance                       (3,348,187)    (1,467,785)
                                             -----------    -----------
    Net deferred tax asset                   $         -    $         -
                                             -----------    -----------
                                             -----------    -----------


    The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the consolidated statements of operations:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                          ---------------------------------------
                                             1995           1994           1993
                                          ---------      ---------      ---------
    Income tax benefit at Federal
     statutory rate                       $(657,975)     $(618,484)     $(329,597)
    Net operating losses not benefited      657,975        611,117        328,084
    Other                                         -          7,367          1,513
                                          ----------     ---------      ---------
    Income tax benefit provided           $       -      $       -      $       -
                                          ----------     ---------      ---------
                                          ----------     ---------      ---------


    At December 31, 1995, the Company had net operating loss carryforwards aggregating approximately $8,963,815 which expire in various years between 2003 and 2010. If certain changes in the Company's ownership should occur as defined by Internal Revenue Code Section 382, there would be an annual limitation on the amount of tax carryforwards which can be utilized.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
12. EMPLOYMENT CONTRACTS

    Effective March 24, 1995, the Company entered into a new Employment Agreement with the Chairman of the Board and Chief Executive Officer, Mr. Jack W. Matz, Jr. In connection with this agreement, the parties agreed to terminate Mr. Matz's previous Employment Agreement dated November 1, 1992. The current Employment Agreement with Mr. Matz covers a period of five years at an annual salary of $150,000 and contains a bonus schedule ranging from 1% to 8% of audited consolidated net income on an annual basis. In addition to the salary and cash bonuses, Mr. Matz can earn an aggregate of 60,000 shares of unregistered, restricted common stock for meeting certain earnings per share goals. As a condition for Mr Matz's agreement to release any and all claims under his previous Employment Agreement, Mr. Matz received an option to acquire up to 1,000,000 shares of unregistered, restricted common stock at an exercise price of $1.25 per share (fair value of the underlying stock at the date of grant). This stock option is exercisable for up to five years and vests 200,000 shares upon execution of the agreement and 160,000 shares annually over five years. However, if Mr. Matz is terminated prior to the option fully vesting, the number of shares exercisable will be the greater of 500,000 shares or the number of shares fully vested at the date of termination.

13. LEASES

    The Company leases certain office facilities and equipment under capital leases and noncancellable operating leases expiring through 2000. Minimum annual rentals under these leases are as follows:


    YEARS ENDING                                   CAPITAL       OPERATING
    DECEMBER 31,                                   LEASES          LEASES
    ------------                                 ----------     ----------
       1996                                      $  248,397     $  411,007
       1997                                         248,397        382,872
       1998                                         248,397        310,330
       1999                                         172,917        282,160
       2000                                         135,177        279,964
                                                 ----------     ----------
    Total minimum lease payments                  1,053,285     $1,666,333
                                                                ----------
                                                                ----------
    Amounts representing interest                   230,182
                                                 ----------
    Present value of net minimum lease payments  $  823,103
                                                 ----------
                                                 ----------

    The total rent expense incurred during the years ended December 31, 1995, 1994 and 1993 was $319,758, $165,429 and $78,261, respectively.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
14. RELATED PARTY TRANSACTIONS

    During 1993, five members of the board of directors individually made loans to the Company in amounts ranging from $25,000 to $72,000. All loans were repaid during the year ended December 31, 1993, including accrued interest at 12% per annum. As an inducement for making the loans, each director was granted an option at $.75 per share (fair market value of the underlying stock at date of grant) and a warrant at $.94 per share to purchase one share of the Company's unregistered, restricted common stock, for each $.75 of principal loaned to the Company, representing an aggregate of 552,030 shares. The options expire on April 1, 1998 and the warrants expire on April 1, 2003. No options or warrants were exercised during 1995, 1994 or 1993.

    In 1995, six members of the board of directors made loans to the Company aggregating $293,610 with interest at 12% per annum. All loans were repaid during the year with the exception of $25,610 outstanding at December 31, 1995. In connection with such loans, four directors accepted options to purchase 54,287 shares of the Company's unregistered, restricted common stock, all exercisable between June 17, 1995 and December 17, 1995 at $1.75 per share. All of such options expired unexercised.

    A $195,904 note receivable due from an officer and director bearing interest at 10% and due in April 1996 is reflected on the consolidated balance sheet in other notes receivable at December 31, 1995 and in employee note receivable at December 31, 1994.

15. COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a materially adverse effect on the Company's financial position or results of operations.

16. BENEFIT PLAN

    The Company has adopted the USC 401K Retirement Plan (the Plan) effective January 1, 1996. Employees may elect to reduce their compensation and contribute to the Plan provided they are a full-time employee having worked more than 1,000 hours in a six-month period and have attained the age of twenty. Each employee may defer up to 10% of their salary not to exceed the limit allowable by law in any one year. Vesting is 20% per year of employment and the employee must be employed at December 31 to receive that year's vesting. The Company may, at its option, make discretionary matching contributions not to exceed a maximum of 5%. No Company contributions were made during 1995. Distributions from the Plan are not permitted before the age of 59 1/2 except in the event of death, disability, termination of employment or reason of proven financial hardship.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                          FOR THE QUARTERS ENDED
                        ---------------------------------------------------------
                                MARCH 31,                        JUNE 30,
                        -------------------------      --------------------------
                           1995          1994              1995           1994
                        -----------   -----------      -----------    -----------
Revenues                $ 2,309,227    $1,464,662       $4,004,348     $2,862,105
Loss from continuing
 operations                (241,562)     (249,066)        (545,418)      (406,578)
Loss from discontinued
 operations                       -      (114,355)        (250,000)      (108,766)
Net loss                   (241,562)     (363,421)        (795,418)      (515,344)
Loss per share                (0.02)        (0.05)           (0.07)         (0.05)

                                          FOR THE QUARTERS ENDED
                        ---------------------------------------------------------
                              SEPTEMBER 30,                    DECEMBER 31,
                        -------------------------      --------------------------
                           1995          1994              1995           1994
                        -----------   -----------      -----------    -----------
Revenues                $ 7,459,367    $2,769,182       $6,975,079     $2,659,394
Loss from continuing
 operations                (950,965)     (759,457)        (197,275)      (403,969)
Loss from discontinued
 operations               (225,000)      (106,371)      (4,055,742)      (298,421)
Net loss                (1,175,965)      (865,828)      (4,253,017)      (702,393)
Loss per share               (0.10)         (0.09)           (0.36)         (0.08)


                             INDEX TO EXHIBITS

   EXHIBIT
   NUMBER    DESCRIPTION
   -------   -----------
    3.1      Certificate of Incorporation of the Company, as amended through
             December 31, 1994 (filed as Exhibit 3.1 to the Company's
             Form 10-KSB for the year ended December 31, 1994 and incorporated hereby by reference)

    3.2 Certificate of Designation, Preferences and Rights of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

    3.3 Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred Stock (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated hereby by reference)

    3.4 Certificate of Amendment filed with the Delaware Secretary of State on August 3, 1995 (filed herewith)

    3.5      Amended and Restated Bylaws of the Company (filed herewith)

    4.1 Form of Certificate Evidencing Common Stock (filed as Exhibit 4.19 to the original filing of the Company's Registration Statement No. 33-64271 on November 15, 1995 and incorporated herein by reference)

    4.2 Form of Series A Preferred Stock Certificate (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995, and incorporated herein by reference)

    4.3 Form of Series B Preferred Stock Certificate (filed as Exhibit 4.10 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995, and incorporated herein by reference)

    9.1 Voting Trust Agreement between Jack Matz as trustee and ITEX Corporation, dated June 30, 1992 (filed as Exhibit 9.1 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

    9.2 Voting Trust Agreement between Jack Matz as trustee and Gerald McMillan, dated October 4, 1991 (filed as Exhibit 9.2 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

    9.3 Voting Trust Agreement between Jack Matz as trustee and William A. Shepherd, dated November 18, 1991 (filed as Exhibit 9.3 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

    9.4 Voting Trust Agreement between Jack Matz as trustee and Terry R. Houston, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.5 Voting Trust Agreement between Jack Matz as trustee and Scott G. Moster, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.6 Voting Trust Agreement between Jack Matz as trustee and Roy D. Duckwork, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.7 Voting Trust Agreement between Jack Matz as trustee and Daniel J. Dziuba, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.8 Voting Trust Agreement between Jack Matz as trustee and Paul R. Miller, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.9 Voting Trust Agreement between Jack Matz as trustee and David L. Hover, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

    9.10 Form of Voting Agreement, executed as of September 20, 1995 by and between the Company and each of Seth Joseph Antine, Fred
             Rudy, Jules Nordlicht, Moses Elias, Harry Adler, Dr. Seymour Huberfeld, Connie Lerner, Mueller Trading L.P., Jack Ehrenhaus, Cong. Ahavas Tzedach Vachsed and Laura Huberfeld/Naomi Bodner Partnership (the "Investors") filed as Exhibit 4.15 to the original filing of the Company's Registration Statement No. 33-64271 on November 15, 1995 and incorporated herein by reference)

   10.1 Stock Purchase Agreement, dated as of June 30, 1995 between the Company and U. S. Communications, Inc. and the shareholders thereof (the "Stock Purchase Agreement") (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.2 Supplement Agreement to the Stock Purchase Agreement, dated July 31, 1995 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.3 Share Purchase Agreement dated as of July 31, 1995 by and between the Company and JLCM (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on October 13, 1995 and incorporated herein by reference)

   10.4 Warrant Purchase Agreement, dated as of July 31, 1995 by and between the Company and JLCM (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.5      Common Stock Purchase Warrant Certificate issued to JLCM (filed as
             Exhibit 4.5 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.6 Form of Purchase Note, issued by the Company and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.7 Form of Offset Note, issued by the Company and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.8 Form of Note, Preferred Stock & Warrant Purchase Agreement, dated as of July 31, 1995 between the Company and the purchasers thereof (filed as Exhibit 4.9 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.9 Form of Common Stock Purchase Warrant Certificate issued to purchasers thereof (filed as Exhibit 4.11 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

   10.10 Term Credit Agreement dated July 31, 1995 between the Company and Norwest Bank Minnesota, N.A. (the "Bank") and related Security Agreement and Promissory Note (filed as Exhibit 4.12 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on October 13, 1995 and incorporated herein by reference)

   10.11 First Amendment to Credit Agreement executed as of November 10, 1995 between the Company and the bank (filed as Exhibit
             4.20 to the original filing of the Company's Registration Statement No. 33-64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.12 Second Amendment to Term Credit Agreement dated as of March 13, 1996 between the Company and the Bank (filed herewith)

   10.13 Agreement dated as of October 26, 1995 between the Company and JLCM (filed as Exhibit 4.18 to the original filing of the Company's Registration Statement No. 33-

             64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.14 Agreement, dated as of September 21, 1995 by and among the Company, Howard Maddera, Bill L. Johnson and Marianne Reed with respect to the waiver of conversion privileges on Series B Preferred Stock (filed as Exhibit 4.17 to the original filing of the Company's Registration Statement No. 33-64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.15 Agreement, dated as of October 26, 1995 by and between the Company and each of the Investors (filed as Exhibit 4.16 to the Company's original filing of the Company's Registration Statement No. 33-64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.16 Form of Warrant Certificates issued to each of the Investors and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.14 to the Company's original filing of the Company's Registration Statement No. 33-64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.17 Form of Subscription Agreements executed as of September 20, 1995 by and between the Company and each of the Investors and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.13 to the Company's original filing of the Company's Registration Statement No. 33-64271 filed with the Commission on November 15, 1995 and incorporated herein by reference)

   10.18 Employment Agreement dated March 24, 1995 by and between the Company and Jack Matz (filed as Exhibit 10.8 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

   10.19 Amendment to Employment Contract dated as of March 13, 1996 by and between the Company and Jack Matz (filed herewith)

   10.20 Employment Contract dated March 13, 1996 by and between the Company and Paul R. Miller (filed herewith)

   10.21 Employment Agreement dated April 1, 1994 by and between LDN and Terry Houston (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994 and incorporated herein by reference)

   10.22 Severance Agreement dated as of March 18, 1996 by and between the Company and J. David Darnell (filed herewith)

   10.23 1994 Stock Option Plan for Non-Employee Directors of the Company ("Non-Employee Director Plan") (filed as Item 2 of the Company's Proxy Statement dated June 29, 1994 and incorporated herein by reference)

   10.24 Form of Stock Option Agreement used in connection with Non-Employee Director Plan (filed as Exhibit 10.12 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

   10.25     1994 Employee Stock Option Plan ("Employee Plan") (filed as
             Item 3 of the Company's Proxy Statement, dated June 29, 1994 and incorporated herein by reference)

   10.26 Form of Incentive Stock Option Agreement used in connection with the Employee Plan (filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

   10.27 Form of Non-Qualified Stock Option Agreement used in connection with the Employee Plan (filed as Exhibit 10.15 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

   10.28 Stock Purchase Agreement dated February 29, 1996 between the Company and Permian Basin Title Services, Inc. (filed as
             Exhibit 2.1 to the Company's Current Report Form 8-K dated February 29, 1996 and incorporated herein by reference)

   10.29 Purchase Agreement dated March 8, 1996 between the Company, Howard Maddera, William J. Johnson and Marianne Reed (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated February 29, 1996 and incorporated herein by reference)

   10.30 Letter Agreement dated February 28, 1996 by and among the Company and VistaQuest, Inc. and Mark Kabbash (filed herewith)

   10.31 Common Stock Purchase Warrant dated March 7, 1996 issued to Mark Kabbash (filed herewith)

   10.32 Letter Agreement dated February 28, 1996 by and between the Company and Mueller Trading L.P. (filed herewith)

   10.33 Common Stock Purchase Warrant dated March 7, 1996 issued to Mueller Trading L.P. (filed herewith)

   10.34 Purchase Agreement dated as of March 7, 1996 between the Company and Killeba Holdings, Ltd. (filed herewith)

   10.35 Amended and Restated 9% Convertible Subordinated Debenture dated as of March 18, 1996 issued to Killeba Holdings, Ltd. (filed herewith)

   10.36 Subscription Agreement executed as of March 18, 1996 by and between the Company and Phillip and Rae Huberfeld (filed herewith)

   10.37 9% Convertible Subordinated Debenture dated as of March 18, 1996 issued to Phillip and Rae Huberfeld (filed herewith)

   10.38 Settlement Agreement dated March 25, 1996 between the Company and JLCM (filed herewith)

   10.39 Subscription Agreement dated as of March 18, 1996 by and between the Company and Moses Elias (filed herewith)

   10.40 9% Convertible Subordinated Debenture dated as of March 18, 1996 issued to Moses Elias (filed herewith)

   10.41 Amendment to Purchase Agreement dated as of March 18, 1996 by and between the Company and Killeba Holdings, Ltd. (filed herewwith)

   21.1      Subsidiaries of the Company (filed herewith)

   23.1      Consent of Price Waterhouse L.L.P. (filed herewith)

   23.2      Consent of King, Burns & Company (filed herewith)

   27        Financial Data Schedule (filed herewith)