Form 10QSB
period 1996-03-31
SA TELECOMMUNICATIONS INC /DE/
filed 1996-05-15
CIK 845414

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE
     ACT

              For the transition period from _______ to_________.

                                  Commission File Number: 0-18048

                   SA Telecommunications, Inc.
- - ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          Delaware                       75-2258519
- - ---------------------------- -----------------------------------
(State or other jurisdiction (IRS Employer Identification Number)
    of incorporation or
       organization)

1600 Promenade Center, 15th Floor, Richardson, TX        75080
- - -------------------------------------------------      ----------
    (Address of principal executive offices)           (Zip Code)

                         (214) 690-5888
                   ---------------------------
                   (Issuer's telephone number)

                               N/A
      ----------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]      No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common
Stock outstanding at May 13, 1996 - 15,406,488.

Transitional Small Business Disclosure Format (Check One:)
Yes [ ]   No  [X]

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


                              INDEX


Part I.  Financial Information                              Page

     Item 1. -  Financial Statements

         Consolidated Balance Sheets                        1-2

         Consolidated Statements of Operations              3

         Consolidated Statements of Shareholders'
           Equity                                           4

         Consolidated Statements of Cash Flows              5

         Notes to Consolidated Financial Statements         6

     Item 2. -  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  7-11

Part II.  Other Information

     Item 1. - Legal Proceedings                            12

     Item 2. - Changes in Securities                        12

     Item 3. - Defaults Upon Senior Securities              12

     Item 4. - Submission of Matters to a Vote of Security
               Holders                                      12

     Item 5. - Other Information                            12

     Item 6. - Exhibits and Reports on Form 8-K             13

Part I. Financial Information

Item 1. Financial Statements

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                             ASSETS


                                                       March 31,      December 31,
                                                       1996           1995
                                                       ---------      ------------
Current assets:
   Cash                                                $  270,528     $  823,738
   Accounts and notes receivable:
      Trade, net of allowance for doubtful accounts
        of $479,512 and $475,845, respectively           4,175,491      4,022,131
      Other, net of allowance for doubtful
        accounts of  $46,122                               891,662        407,550
   Inventory                                               229,549        146,037
   Prepaid expenses and other                              343,951        292,439
                                                       -----------    -----------
      Total current assets                               5,911,181      5,691,895

Property and equipment                                   4,278,872      3,911,652
Less accumulated depreciation and amortization            (792,504)      (495,613)
                                                       -----------    -----------
      Net property and equipment                         3,486,368      3,416,039
Excess of cost over net assets acquired,
  net of accumulated amortization of $1,308,183
  and $1,068,833, respectively                          16,943,515     16,869,648
Other assets                                                62,873         63,221
                                                       -----------    -----------
      Total assets                                     $26,403,937    $26,040,803
                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS - Continued
                           (Unaudited)

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  March 31,      December 31,
                                                  1996           1995
                                                  ---------      ------------
Current liabilities:
  Accounts payable                                $   524,081    $   761,880
  Accrued telecommunications expenses               2,099,794      2,337,420
  Other accrued expenses                            1,633,490      1,163,603
  Short-term notes payable                            685,610        475,610
  Current maturities of long-term obligations       4,162,492      3,795,216
                                                  -----------    -----------
     Total current liabilities                      9,105,467      8,533,729
                                                  -----------    -----------
Long-term obligations, less current maturities      6,602,108      7,398,670
                                                  -----------    -----------
Commitments and contingencies
Series A redeemable preferred stock, $.00001
  par value, 250,000 shares authorized; 166,667
  shares issued                                     1,149,670      1,129,459
Shareholders' equity:
 Series B preferred stock, $.00001 par value,
   250,000 shares authorized; 125,000 shares
   issued                                             575,280        575,280
 Common stock, $.0001 par value, 50,000,000
   shares authorized; 14,179,134 and 13,462,120
   issued, respectively                                 1,418          1,346
  Additional paid-in capital                       21,930,113     20,855,099
  Retained deficit                                (12,503,518)   (11,996,179)
  Treasury stock (240,072 shares) at cost            (456,601)      (456,601)
                                                  -----------    -----------
     Total shareholders' equity                     9,546,692      8,978,945
                                                  -----------    -----------
Total liabilities and shareholders' equity        $26,403,937    $26,040,803
                                                  ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                  For the three months
                                                  ended March 31,
                                                  --------------------
                                                  1996           1995
                                                  ----           ----
Telecommunications revenues                       $ 7,027,391    $ 2,309,227
Cost of revenue                                     4,345,313      1,812,154
                                                  -----------    -----------
Gross profit                                        2,682,078        497,073
                                                  -----------    -----------
Operating expenses:
  General and administrative                        2,248,100        594,019
  Depreciation and amortization                       535,944        132,231
                                                  -----------    -----------
    Total operating expenses                        2,784,044        726,250
                                                  -----------    -----------
Loss from operations before other
  income (expense)                                   (101,966)      (229,177)
                                                  -----------    -----------
Other income (expense):
  Interest expense                                   (345,267)       (14,929)
  Other                                                15,103          2,544
                                                  -----------    -----------
    Total other income (expense)                     (330,164)       (12,385)
                                                  -----------    -----------
Net loss                                             (432,130)      (241,562)
Preferred dividend requirements, including
  accretion                                           (75,209)             -
                                                  -----------    -----------
Net loss applicable to common shareholders        $  (507,339)   $  (241,562)
                                                  ===========    ===========
Loss per weighted average common share
  outstanding:
    Net loss per share                            $     (0.03)   $     (0.02)
                                                  ===========    ===========
    Net loss per share applicable to
      common shareholders                         $     (0.04)   $     (0.02)
                                                  ===========    ===========
Weighted average number of common shares
  outstanding                                      13,745,321     10,500,271
                                                  ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited)


                              Series B                                Additional
                              Preferred Stock     Common Stock        paid-in     Retained      Treasury
                              Shares    Amount    Shares     Amount   capital     deficit       Stock     Total
                              ------    ------    ------     ------   -------     --------      --------  -----
Balances at December 31, 1994        -  $      -  10,566,139 $1,057   $15,629,114 $ (5,404,864) $(240,950) $9,984,347
Private placements of common
   stock                             -         -     100,000     10       149,990            -          -     150,000
Issuance of common stock for
   exercise of options               -         -     123,008     12        74,666            -     (9,050)     65,628
Net loss for the period              -         -           -      -             -     (241,562)         -    (241,562)
                               -------  --------  ---------- ------   ----------- ------------  ---------  ----------
Balances at March 31, 1995           -         -  10,789,147 $1,079   $15,853,770 $ (5,646,426) $(250,000) $9,958,423
                               =======  ========  ========== ======   =========== ============  =========  ==========
Balances at December 31, 1995  125,000  $575,280  13,462,120 $1,346   $20,855,099 $(11,996,179) $(456,601) $8,978,945
Private placements of common
  stock                              -         -     251,700     25       369,975            -          -     370,000
Issuance of common stock for:
 Exercise of options                 -         -     118,200     12       150,368            -          -     150,380
 Conversion of debt                  -         -     267,856     27       449,973            -          -     450,000
 Other                               -         -      79,258      8       104,698            -          -     104,706
Preferred dividend requirements,
 including accretion                 -         -           -      -             -      (75,209)         -     (75,209)
Net loss for the period              -         -           -      -             -     (432,130)         -    (432,130)
                               -------  --------  ---------- ------   ----------- ------------  ---------  ----------
Balances at March 31, 1996     125,000  $575,280  14,179,134 $1,418   $21,930,113 $(12,503,518) $(456,601) $9,546,692
                               =======  ========  ========== ======   =========== ============  =========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                          For the three months
                                                          ended March 31,
                                                          --------------------
                                                          1996             1995
                                                          ----             ----
Cash flows from operating activities:
  Net loss                                                $(432,130)       $(241,562)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                         535,944          132,231
      Provision for losses on accounts receivable           109,839           15,846
      Other                                                       -          (56,939)
      (Increase) decrease in:
         Accounts and notes receivable                     (637,472)          (9,793)
         Prepaid expenses and other                        (135,024)         (68,428)
         Other assets                                             -            8,020
      Increase (decrease) in:
         Accounts payable and accrued expenses               (5,538)        (285,863)
                                                          ---------        ---------
Net cash used in operating activities                      (564,382)        (506,488)
                                                          ---------        ---------
Cash flows from investing activities:
  Additions to property and equipment                      (367,220)          (2,704)
  Other                                                           -          (49,678)
                                                          ---------        ---------
Net cash used in investing activities                      (367,220)         (52,382)
                                                          ---------        ---------
Cash flows from financing activities:
 Borrowings                                                 600,000          145,000
 Proceeds from private placement of common stock                  -          150,000
 Proceeds from exercise of options                          150,380           40,629
 Principal payments on long-term obligations               (371,988)         (24,764)
                                                          ---------        ---------
Net cash provided by financing activities                   378,392          310,865
                                                          ---------        ---------
Decrease in cash                                           (553,210)        (248,005)
Cash at beginning of period                                 823,738          331,431
                                                          ---------        ---------
Cash at end of period                                     $ 270,528        $  83,426
                                                          =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim consolidated financial statements are those of SA Telecommunications, Inc. and subsidiaries (the "Company"). These interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the consolidated financial position and consolidated results of operations for interim periods. The current period consolidated results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1996.

     All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - SHORT-TERM NOTES PAYABLE

     On February 9, 1996, $450,000 of the Company's 8%
     Convertible Subordinated Debentures due in June 1996 were converted into 267,856 shares of the Company's Common Stock.

     In March 1996, the Company issued $600,000 of 9% Convertible Subordinated Debentures due in March 1997. The debentures are convertible into shares of the Company's Common Stock at a conversion price per share equal to the lower of seventy-five percent (75%) of the market price or $1.75 per share.

NOTE C - STOCK OPTIONS

     On March 28, 1996, the Board of Directors granted options under the 1994 Employee Stock Option Plan to purchase up to 607,500 shares of the Company's Common Stock to employees at a price of $2.03 per share (market value on the date of grant). After a six-month waiting period, the shares acquired upon exercise may not be sold earlier than periods varying from eighteen to thirty months.

Part I.  Financial Information

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1996 and 1995. It should be read in conjunction with the Company's latest annual report on Form 10-KSB.

General


     The Company is a full-service, regional provider of long distance telecommunications services that focuses on customers in secondary and rural markets in the southwestern United States. The Company's services include switched "1+" domestic long distance service, in-bound domestic "800" service, debit card and domestic travel card service, and operator services.

     Prior to 1994, the Company's telecommunications revenues primarily consisted of international call-back services. In
1994, the Company began the implementation of its existing business strategy which focused on acquiring regional long distance providers, expanding its network and emphasizing high margin services. In 1994 and 1995, the Company acquired two Texas-based switchless resellers, Long Distance Network, Inc. ("LDN") and U.S. Communications, Inc. ("USC"), respectively, which significantly increased its telecommunications revenue base. Following each of the LDN and USC acquisitions, the Company installed switching equipment in Dallas and Phoenix, respectively, to consolidate call volume and traffic. As part of the USC acquisition, the Company acquired an operator service type switch in Levelland, Texas. In addition, the Company implemented a marketing strategy emphasizing growth in higher margin "1+" long distance services and de-emphasizing lower margin operator services, wholesale calls and international call-back services.

Forward Looking Statements

     Certain of the statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including the Company's current negative cash flow position, the Company's historical operating losses, the need for integration of the Company's acquisitions, technological changes, economic conditions, competitive products and services, the regulatory environment, and other risks indicated in this and the other filings with the Commission. As a result, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward looking statements made in this report.

Results of Operations

     The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of its revenues for the three months ended March 31, 1996 and 1995 and earnings (loss) before interest, taxes, depreciation, amortization, and other income (expense) or "EBITDA" for the respective periods.


                                         Three Months
                                         Ended March 31,
                                         ---------------
                                         1996             1995
                                         ----             ----
Operating revenue                        100%             100%
Cost of revenue                           62               78
                                         ---              ---
Gross profit                              38               22
Operating expenses:
   General and administrative             32               26
   Depreciation and amortization           7                6
                                         ---              ---
Loss from operations before other         (1)             (10)
Other income (expense)                    (5)              (1)
                                         ---              ---
Net loss                                  (6)%            (11)%
                                         ===              ===

EBITDA, as defined(1) (loss)             $433,978         $(96,946)
                                         ========         ========
- - -------------------------


(1) EBITDA is a commonly used measure of performance in the telecommunications industry. As used herein, EBITDA is not intended as either a substitute or replacement for operating income (as presented according to generally accepted accounting principles ("GAAP")), as a measure of the financial results of operations or for cash flows from operations (as presented according to GAAP).


Three months ended March 31, 1996 versus three months ended March
31, 1995

Revenues increased by $4,718,164 from $2,309,227 for the three months ended March 31, 1995 to $7,027,391 for the three months ended March 31, 1996. This represents an overall 204% increase over the prior period. Of this total increase, $4,906,764 was attributable to the increase in "1+" revenues, including $4,699,201 from the USC acquisition effective June 1, 1995. Existing "1+" revenues (excluding USC) increased by $207,563 or 29%. Operator services and wholesale call revenues exclusive of the USC acquisition decreased by $218,939 and $197,071, respectively. USC contributed $210,303 and $36,866 of operator services and wholesale call revenues, respectively, for the three months ended March 31, 1996. The increase in "1+" revenues and decrease in operator services and wholesale call revenues is a continuation of management's marketing strategy to aggressively market "1+" services, which have a higher gross profit margin, and to de-emphasize operator services and wholesale calls which are less profitable product lines. International telecommunications revenues decreased by $19,759 because of increased competition and the Company's de-emphasis of this market.

Gross profit increased by $2,185,005 from $497,073 for the three months ended March 31, 1995 to $2,682,078 for the same quarter in 1996. The gross profit margin increased by 16% from 22% for the three months ended March 31, 1995 to 38% for the three months ended March 31, 1996. This increase was principally due to the improved mix of call traffic provided by the USC revenues which consisted of a higher percentage of "1+" calls. The percentage of "1+" calls, which have a higher gross profit margin, has increased as compared to the lower margin operator service and wholesale calls.

General and administrative expense increased by $1,654,081 from $594,019 for the three months ended March 31, 1995 to $2,248,100 for the same quarter in 1996, and as a percentage of revenues, increased from 26% in 1995 to 32% in 1996. The increase in total general and administrative expense was primarily attributable to the USC acquisition. The increase as a percentage of revenues reflects the expansion (principally personnel related and facilities costs) required for the Company to be a full service interexchange carrier with its own network including additional capacity for future growth.

Depreciation and amortization expense increased by $403,713 from $132,231 for the three months ended March 31, 1995 to $535,944 for the same quarter in 1996, and, as a percentage of revenues, increased from 6% in 1995 to 7% in 1996. This increase resulted from higher depreciation and amortization charges arising from the acquisition of USC and increased depreciation from the acquisition of switching equipment in December 1995.

EBITDA increased by $530,923 from a negative $96,946 for the three months ended March 31, 1995 to a positive $433,977 for the same quarter in 1996. This increase was primarily attributable to improved gross profit margins, partially offset by small increases in general and administrative expenses.

The Company incurred a loss from operations before other income (expense) of $229,177 for the three months ended March 31, 1995 versus a $101,967 loss for the same quarter in 1996. This decrease was principally attributable to an improvement in gross profit margins, but was partially offset by small percentage of revenue increases in general and administrative expense and depreciation and amortization expense.

The Company had other expense of $12,385 for the three months ended March 31, 1995 as compared to other expense of $330,164 for the same quarter in 1996. This increase was primarily due to an increase in interest expense related to the increased debt incurred in connection with the USC acquisition.

The Company incurred a net loss of $241,562 for the three months ended March 31, 1995 as compared to a net loss of $432,131 for the same quarter in 1996. This increased net loss is attributable to increased general and administrative expense needed for expansion, increased depreciation and amortization expense related to the USC acquisition, increased interest expense related to the increased debt incurred in connection with the USC acquisition, partially offset by improved gross profit margins.

Liquidity and Capital Resources

The Company experienced negative cash flow from operating activities of $564,382 for the three months ended March 31, 1996 as compared to $506,488 for the like period of 1995. The negative cash flow of $564,382 in the three months ended March 31, 1996 includes a $494,790 claim for transmission charges which the Company believes were overbilled by one of the Company's long-line transmission carriers. The Company intends to vigorously pursue the settlement of these disputed charges by demanding cash repayments or credits against future billings.

Cash used in investing activities was $367,220 in the first quarter of 1996 versus $52,382 in the like quarter of 1995. The
$367,220 in 1996 was used for additions to property and equipment.

Cash provided by financing activities was $378,392 for the first quarter of 1996 versus $310,865 in the like quarter of 1995. In 1996, additional borrowings and proceeds from the exercise of stock options of $600,000 and $150,380, respectively, were offset by $371,988 of principal payments on long-term obligations.

At March 31, 1996, the Company had $10,764,600 of long-term obligations of which $4,162,492 was classified as current. Although management believes that cash flows generated from operations will improve with the integration of USC and expansion of the Company's telecommunications network, the Company must either refinance the existing indebtedness, borrow additional funds on more favorable terms, or sell additional equity securities for cash in order to meet its current debt obligations. The Company has been successful in financing its operations and expansion needs from proceeds from additional borrowings, private placements of Common Stock and securities convertible into Common Stock, and the exercise of stock options. There can be no assurances that such sources of funds will continue to be available.

At March 31, 1996, the Company had a cash balance of $270,528 as compared to $823,738 at December 31, 1995. As of March 31, 1996, working capital was a negative $3,194,286 as compared to a negative $2,841,834 at December 31, 1995. The majority of this negative working capital is due to the $3,150,000 of USC notes which mature in July 1996.

In March and April 1996, the Company entered into private placements whereby it sold an aggregate of $600,000 of its 9% Convertible Subordinated Debentures due in March 1997 and $400,000 of its 9% Convertible Subordinated Debentures due April 1997. All such debentures are convertible into Common Stock of the Company at the lower of $1.75 per share or 75% of the average closing price of the Company's shares of Common Stock prior to the date of conversion. In connection with these transactions, the Company paid $75,000 of finders fees and issued to certain finders a warrant exercisable into 300,000 shares of Common Stock at $1.40 per share and a warrant to purchase 250,000 shares of Common Stock at $2.125 per share.

On May 7, 1996, six holders of Common Stock Purchase Warrants, issued in the Company's September 20, 1995 private placement, exercised such warrants for an aggregate of 1,070,000 shares of Common Stock at an exercise price of $1.25 per share or $1,337,500. In connection with such early exercise, the Company issued additional Common Stock Purchase Warrants to such holders exercisable into an aggregate of 1,337,500 shares of Common Stock at an exercise price of $2.40 per share between November 7, 1996 and May 7, 1998. Such warrants cannot be exercised prior to November 7, 1996 unless the market price of the Company's Common Stock is greater than $4.00 per share for ten consecutive days.

Capital Expenditures

Capital expenditures for the three months ended March 31, 1996 totaled $367,220, none of which was financed. Other than additional fixed facilities such as switching equipment requirements as the network expands, future capital expenditures are expected to be minimal. The Company's future capital expenditures related to network expansion will be made primarily to acquire switches and related equipment. Additional switching equipment would require significant capital expenditures by the Company.

Holiday and Seasonal Variations in Revenues

The Company's revenues, and thus its potential earnings, are affected by holiday and seasonal variations. A substantial portion of the Company's revenues are generated by direct dial domestic long distance commercial customers, and, accordingly, the Company experiences decreases in revenues around holidays (both domestic and international) when commercial customers reduce their usage. The Company's fourth fiscal quarter ending December 31, which includes the Thanksgiving, Hanukkah, Christmas and New Year's Eve holidays, and the Company's first fiscal quarter ending March 31, historically have been the slowest revenue periods of the Company's fiscal year. The Company's fixed operating expenses, however, do not decrease during these quarters. Accordingly, the Company will likely experience lower revenues and earnings in its first and fourth quarters when compared with the other fiscal quarters.

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

New Accounting Standards

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or statement of operations.

Part II - Other Information

Item 1.   Legal Proceedings

On July 20, 1995, a suit was filed in the 101st Judicial District Court in Dallas, Texas, Cause No. 95-07136-E (Silvio Avyam v. SA Holdings, Inc. and North American Telecommunications Corporation) against the Company and its wholly-owned subsidiary North American Telecommunications Corporation ("NATC"), in which the plaintiff is seeking damages in excess of $1,500,000 for alleged breach of contract, breach of fiduciary duty, conspiracy and fraud arising out of the termination of the consultant agreement between NATC and the plaintiff. The plaintiff is also seeking an accounting with respect to his relationship with NATC, the issuance of shares of the Company's Common Stock allegedly owed to him and exemplary damages and attorney's fees. The Company believes it has meritorious defenses to the alleged claims and intends to vigorously defend such lawsuit. However, if the Company were required to pay the alleged damages in such lawsuit, it could have a material adverse effect on the Company's financial condition and results of operations. On February 5, 1996, the Company and NATC filed a counterclaim against the plaintiff for breach of his consulting agreement and other related claims and alleging an unspecified amount of damages. On March 7, 1996, the plaintiff filed a general denial in such counterclaim.

The Company filed suit on January 23, 1996 against Dickinson & Co., an investment banking firm ("Dickinson"), its parent, Dickinson Holding Corp. and Polish Telephone and Microwave Corporation ("PTMC") in the 298th Judicial District Court for Dallas County, Texas, Cause No. 96-00768-M (SA Telecommunications, Inc. f/k/a SA Holdings v. Dickinson Co., Dickinson Holding Corp. and Polish Telephone and Microwave Corporation). The Company has alleged, among other claims, that Dickinson intentionally and wilfully breached its fiduciary duty to the Company under its financial consulting agreement with the Company and that it interfered with the business relationship between the Company and PTMC in conspiracy with the other two defendants. The Company is seeking an unspecified amount of actual and exemplary damages and recovery of attorneys' fees.

The Company is a party, from time to time, in routine litigation incident to its business. Management believes that it is unlikely that the final outcome of any of these claims or proceedings to which the Company is currently a party if determined adverse to the Company would have a material adverse effect on the Company's financial position or results of operations.


Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

On May 7, 1996, six of the eleven holders of the Company's warrants to purchase Common Stock issued in the September 20, 1995 private placement of the Company's Common Stock and warrants exercised their warrants at an exercise price of $1.25 per share for an aggregate of 1,070,000 shares of Common Stock or $1,337,500.

In connection with such exercise, the Company issued to such persons additional warrants to purchase Common Stock exercisable into an aggregate of 1,337,500 shares of Common Stock at an exercise price of $2.40 per share between November 7, 1996 and May 7, 1998. Such warrants cannot be exercised prior to November 7, 1996 unless the market price of the Company's Common Stock is greater than $4.00 per share for ten consecutive days.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

9.1       Voting Agreement dated as of April 11, 1996 among the
          Company, Terry R. Houston and Jack W. Matz, Jr. (filed herewith)

9.2 Form of Voting Agreement dated as of May 7, 1996 among the Company and each of Laura Huberfeld/Naomi Bodner Partnership, Fred Rudy, Seth Joseph Antine, Harry Adler, Dr. Seymour Huberfeld and Jules Nordlicht (the "Investors") and schedule of differences thereto (filed herewith)

10.1      Amendment to Purchase Agreement dated as of April 12,
          1996 among the Company, Howard Maddera, Bill L. Johnson and Marianne Reed (filed herewith)

10.2      Second Amendment to Purchase Agreement dated as of
          April 18, 1996 among the Company, Howard Maderra, Bill
          L. Johnson and Marianne Reed (filed herewith)

10.3 Settlement Agreement dated as of April 11, 1996 between the Company and Terry R. Houston (filed herewith)

10.4 Form of Subscription Agreement dated as of May 7, 1996 between the Company and each of the Investors and schedule of differences thereto (filed herewith)

10.5      Form of Common Stock Purchase Warrant dated as of May
          7, 1996 issued to each of the Investors and schedule of differences thereto (filed herewith)

 27.1     Financial Data Schedule (filed herewith)

          (b)  Reports on Form 8-K

          The Company filed on March 12, 1996 a Current Report on Form 8-K dated February 29, 1996 announcing (i) the consummation of the sale of all of the capital stock of its wholly-owned subsidiary, Strategic Abstract & Title Corporation, and (ii) the execution of an agreement among the Company, Howard Maderra, William Johnson, and Marianne Reed to purchase equity and debt securities of the Company issued to such persons in connection with the acquisition of USC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date: May 15, 1996            SA Telecommunications, Inc.





                         By:  /s/ Jack W. Matz, Jr.
                              Jack W. Matz, Jr.
                              Chairman and
                              Chief Executive Officer



                         By:  /s/ J. David Darnell
                              J. David Darnell
                              Vice President, Finance and
                              Chief Financial Officer




                          EXHIBIT LIST

EXHIBIT NO.    DOCUMENT DESCRIPTION

9.1 Voting Agreement dated as of April 1, 1996 among the Company, Terry R. Houston and Jack W. Matz,
               Jr.*

9.2 Form of Voting Agreement dated as of May 7, 1996 among the Company and each of Laura Huberfeld/Naomi Bodner Partnership, Fred Rudy, Seth Joseph Antine, Harry Adler, Dr. Seymour Huberfeld and Jules Nordlicht (the "Investors") and schedule of differences thereto*

10.1           Amendment to Purchase Agreement dated as of April
               12, 1996 among the Company, Howard Maderra, Bill
               L. Johnson and Marianne Reed*

10.2           Second Amendment to Purchase Agreement dated as of
               April 12, 1996 among the Company, Howard Maderra,
               Bill L. Johnson and Marianne Reed*

10.3 Settlement Agreement dated as of April 11, 1996 between the Company and Terry R. Houston*

10.4           Form of Subscription Agreement dated as of May 7,
               1996 between the Company and each of the Investors and schedule of differences thereto*

10.5           Form of Common Stock Purchase Warrant dated as of
               May 7, 1996 issued to each of the Investors and schedule of differences thereto*

27.1           Financial Data Schedule*

________________________
*Filed herewith