Form 10QSB
period 1996-06-30
SA TELECOMMUNICATIONS INC /DE/
filed 1996-08-14
CIK 845414

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

                     For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

               For the transition period from _______ to _______.

                               Commission File Number:    0-18048

                   SA Telecommunications, Inc.
- ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                75-2258519
- ---------------------------------       ---------------------
State or other jurisdiction             IRS Employer
of incorporation or organization)       Identification Number

1600 Promenade Center, 15th Floor, Richardson, Texas   75080
- ----------------------------------------------------   ----------
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

There were 16,580,053 shares of the registrant's common stock outstanding as of August 13, 1996.

Transitional Small Business Disclosure Format (Check One:)
Yes [ ]     No  [X]

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                              INDEX

Part I.  Financial Information                               Page

     Item 1 - Financial Statements

        Consolidated Balance Sheets                           1-2

        Consolidated Statements of Operations                   3

        Consolidated Statements of  Shareholders' Equity        4

        Consolidated Statements of Cash Flows                   5

        Notes to Consolidated Financial Statements            6-8

     Item 2. - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   9-15

Part II.  Other Information


     Item 1. - Legal Proceedings                               15

     Item 2. - Change in Securities                            16

     Item 3. - Defaults Upon Senior Securities                 16

     Item 4. - Submission of Matters to a Vote of Security
                Holders                                        16

     Item 5. - Other Information                               16

     Item 6. - Exhibits and Reports on Form 8-K                17

                  Part I. Financial Information
                  Item 1.  Financial Statements


                                      SA TELECOMMUNICATIONS, INC.
AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE
SHEETS
                                                       (Unaudited)

                                                         ASSETS

                                                       June 30,
   December 31,
                                                       1996
   1995
                                                       --------
   ------------
Current assets
  Cash                                                 $ 1,956,104
  $   823,738
  Accounts and notes receivable:
    Trade, net of allowance for doubtful accounts
     of $629,025 and $475,845, respectively              4,359,859
    4,022,131
    Other, net of allowance for doubtful
     accounts of $31,479                                   820,241
      407,550
  Inventory                                                 66,021
      146,037
  Prepaid expenses and other                               892,782
      292,439
                                                       -----------
  -----------
    Total current assets                                 8,095,007
    5,691,895
                                                       -----------
  -----------
Property and equipment                                   6,759,870
    3,911,652
Less accumulated depreciation and amortization            (955,679)
    (495,613)
                                                       -----------
  -----------
  Net property and equipment                             5,804,191
    3,416,039
                                                       -----------
  -----------
Excess of cost over net assets acquired, net of
 accumulated amortization of $1,556,583 and
 $1,068,833, respectively                               16,728,213
   16,869,648
                                                       -----------
  -----------
Other assets                                               443,854
       63,221
                                                       -----------
  -----------
  Total assets                                         $31,071,265
  $26,040,803
                                                       ===========
  ===========

                                                      - Continued
- -


The accompanying notes are an integral part of these consolidated financial statements.


                                      SA TELECOMMUNICATIONS, INC.
AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE
SHEETS - Continued
                                                       (Unaudited)

                                          LIABILITIES AND
SHAREHOLDERS' EQUITY

                                                       June 30,
   December 31,
                                                       1996
   1995
                                                       --------
   ------------
Current liabilities
  Accounts payable - trade                             $   993,369
  $   761,880
  Accrued telecommunications expenses                    2,271,279
    2,337,420
  Other accrued expenses                                 1,354,795
    1,163,603
  Short-term notes payable                               2,055,000
      475,610
  Current maturities of long-term debt                   1,632,586
    3,795,216
                                                       -----------
  -----------
    Total current liabilities                            8,307,029
    8,533,729
                                                       -----------
  -----------
Long-term obligations, less current maturities           6,855,488
    7,398,670
                                                       -----------
  -----------
Commitments and contingencies

Series A redeemable preferred stock, $.00001
 par value, 250,000 shares authorized;
 166,667 shares issued                                   1,169,881
    1,129,459
                                                       -----------
  -----------
Shareholders' equity:
  Series B Preferred stock, $.00001 par
   value, 12,500,000 shares authorized;
   250,000 shares issued                                         -
      575,280
  Common stock, $.0001 par value, 50,000,000
   shares authorized; 16,499,147 and 13,462,120
   issued, respectively                                      1,650
        1,346
  Additional paid-in capital                            25,533,474
   20,855,099
  Retained deficit                                     (10,339,656)
 (11,996,179)
  Treasury stock 240,072 shares, at cost                  (465,601)
    (465,601)
                                                       -----------
  -----------
    Total shareholders' equity                          14,738,867
    8,978,945
                                                       -----------
  -----------
Total liabilities and shareholders' equity             $31,071,265
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


                                      SA TELECOMMUNICATIONS, INC.
AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS
OF OPERATIONS
                                                       (Unaudited)


                                                            For the
three months          For the six months
                                                            ended
June 30,                ended June 30,

- --------------------          ------------------
                                                            1996
        1995           1996           1995
Telecommunications revenues                                 $
7,210,554    $ 4,004,348    $14,237,945    $ 6,313,575
Cost of revenues
3,994,445      2,818,043      8,289,758      4,630,197

- -----------    -----------    -----------    -----------
Gross profit
3,266,109      1,186,305      5,948,187      1,683,378

Operating expenses:
  General and administrative
2,450,747      1,387,361      4,698,847      1,981,381
  Depreciation and amortization
411,872        243,570        947,816        375,802

- -----------    -----------    -----------    -----------
    Total operating expenses
2,862,619      1,630,931      5,646,663      2,357,183

- -----------    -----------    -----------    -----------
Income (loss) from continuing operations before other
 income (expense) and extraordinary item
403,490       (444,626)       301,524       (673,805)

- -----------    -----------    -----------    -----------

Other income (expense):
  Interest expense
(348,593)      (103,377)      (693,860)      (118,306)
  Other
32,487          2,585         47,950          5,129

- -----------    -----------    -----------    -----------
  Total other income (expense)
(316,106)      (100,792)      (646,270)      (113,177)

- -----------    -----------    -----------    -----------
Income (loss) from continuing operations before
 extraordinary item
87,384       (545,418)      (344,746)      (786,982)

- -----------    -----------    -----------    -----------
Discontinued operations -
  Provision for operating losses during phase-out
   period
   -       (250,000)             -       (250,000)

- -----------    -----------    -----------    -----------
Income (loss) before extraordinary item
87,384       (795,418)      (344,746)    (1,036,982)

- -----------    -----------    -----------    -----------
Extraordinary item - gain on extinguishment of debt
2,149,191              -      2,149,191              -
Net income (loss)
2,236,575       (795,418)     1,804,445     (1,036,982)
Preferred dividend requirements, including accretion
(72,713)             -       (147,922)             -

- -----------    -----------    -----------    -----------
Net income (loss) applicable to common shareholders         $
2,163,862    $  (795,418)   $ 1,656,523    $(1,036,982)

===========    ===========    ===========    ===========
Income (loss) per common share and common share
 equivalent:
  Continuing operations                                     $
0.01    $     (0.05)   $     (0.02)   $     (0.07)
  Discontinued operations
   -          (0.02)             -          (0.02)
  Extraordinary item
0.11              -           0.12              -

- -----------    -----------    -----------    -----------
  Net income (loss) per share                               $
0.12    $     (0.07)   $      0.10    $     (0.09)

===========    ===========    ===========    ===========
  Net income (loss) per share applicable to common
   shareholders                                             $
0.12    $     (0.07)   $      0.10    $     (0.09)

===========    ===========    ===========    ===========
Weighted average number of common share
 & common share equivalents outstanding
18,556,471     11,098,947     17,285,266     10,801,218

===========    ===========    ===========    ===========
Income (loss) per common share - assuming full dilution:
  Continuing operations                                     $
0.01                   $     (0.02)
  Extraordinary item
0.10                          0.11

- -----------                   -----------
  Net income per share                                      $
0.11                   $      0.09

===========                   ============
  Net income per share applicable to common
   shareholders                                             $
0.11                   $      0.09

===========                   ===========
Weighted average number of common shares outstanding
 - assuming full dilution
20,493,575                    19,022,802

===========                   ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                      SA TELECOMMUNICATIONS, INC.
AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY
                                                       (Unaudited)

                         Series B
Additional
                         Preferred Stock     Common Stock
paid-in        Retained       Treasury
                         Shares    Amount    Shares      Amount
capital        deficit        Stock      Total
                         ------    ------    ------      ------
- ----------     --------       --------   -----
Balances at December
 31, 1994                       -         -  10,566,139  $1,057
$15,629,114    $ (5,404,864)  $(240,950) $ 9,984,357

Private placements of
 common stock                   -         -     274,792      27
  316,025               -           -      316,052

Issuance of common
 stock for exercise of
 options                        -         -     829,175      91
  716,211               -    (165,959)     550,333

Net loss for the period         -         -           -       -
        -      (1,036,982)          -   (1,036,982)
                         --------  --------  ----------  ------
- -----------    ------------   ---------  -----------
Balances at June 30,
 1995                           -         -  11,670,106  $1,175
$16,661,350    $ (6,441,846)  $(406,919) $ 9,813,760
                         ========  ========  ==========  ======
===========    ============   =========  ===========
Balances at December
 31, 1995                 125,000  $575,280  13,462,120  $1,346
$20,855,099    $(11,996,179)  $(456,601) $ 8,978,945


Private placements of
 common stock                   -         -     251,700      25
  369,975               -           -      370,000

Issuance of common stock
 for:
  Exercise of options           -         -     347,836      35
  137,004               -           -      137,039
  Exercise of warrants          -         -   1,090,000     109
1,362,391               -           -    1,362,500
  Conversion of debt            -         -     267,856      27
  449,973               -           -      450,000
  Other                         -         -     236,612      24
  376,875               -           -      376,899
Issuance of common stock
 for acquisitions of USC
 securities              (125,000) (575,280)    843,023      84
1,613,230               -           -    1,038,034
Issuance of warrants            -         -           -       -
  368,927               -           -      368,927
Preferred dividend
 requirements including
 accretion                      -         -           -       -
        -        (147,922)          -     (147,922)

Net income for the period       -         -           -       -
        -       1,804,445           -    1,804,445
                         --------  --------  ----------  ------
- -----------    ------------   ---------  -----------
Balances at June 30,
 1996                           -  $      -  16,499,147  $1,650
$25,533,474    $(10,339,656)  $(456,601) $14,738,867
                         ========  ========  ==========  ======
===========    ============   =========  ============


The accompanying notes are an integral part of these consolidated financial statements.


                                      SA TELECOMMUNICATIONS, INC.
AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS
OF CASH FLOWS
                                                       (Unaudited)



For the six months

ended June 30,

- ------------------

1996           1995
Cash flows from operating activities:
Net income (loss)
$1,804,445     $(1,036,982)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
    Loss from discontinued operations
       -         250,000
    Extraordinary item - gain on extinguishment of debt
(2,149,191)              -
    Depreciation and amortization
 947,816         375,801
    Provision for losses on accounts receivable
 400,063          61,894
    Cash used for discontinued SATC business
       -         (91,623)
    Other
       -          20,774
    (Increase) decrease
      Accounts and notes receivable
(1,043,584)       (363,961)
      Prepaid expenses and other
(116,138)        102,136
      Other assets
(590,321)       (152,290)
  Increase (decrease) in
     Accounts payable and accrued expenses
 403,995        (186,512)

- ----------     -----------
Net cash used in operating activities
(342,915)     (1,020,763)

- ----------     -----------
Cash flows from investing activities:
  Additions to property and equipment
(1,534,857)        (45,083)
  Cash used for discontinued SATC business
       -         (89,911)
  Other
       -         (26,108)

- ----------     -----------
Net cash used in investing activities
(1,534,857)       (161,102)

- ----------     -----------
Cash flows from financing activities:
  Net changes in short-term loans
2,000,000         117,225
  Proceeds from private placement of common stock
       -         316,052
  Proceeds from exercise of warrants
1,359,149               -
  Proceeds from exercise of options
 200,380         550,331
  Principal payments on long-term obligations
(549,391)        (46,075)

- ----------     -----------
Net cash provided by financing activities
3,010,138         937,535

- ----------     -----------
Increase (decrease) in cash
1,132,366        (244,330)

Cash at beginning of period
 823,738         331,431

- ----------     -----------
Cash at end of period
$1,956,104     $    87,101

==========     ===========


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

     In March and April 1996, the Company entered into private placements whereby it sold an aggregate of $600,000 of its March Debenture and $400,000 of its April Debenture. All such debentures are convertible into Common Stock of the Company at the lower of $1.75 per share or 75% of the five day average closing price of the Company's shares of Common Stock prior to the date of conversion. In connection with these transactions, the Company paid $75,000 of finders fees and issued to certain finders a warrant exercisable into 300,000 shares of Common Stock at $1.40 per share and a warrant to purchase 250,000 shares of Common Stock at $2.125 per share.

     On June 21, 1996 the Company effected a private placement of $1,000,000 of the June Debentures. The June Debentures are convertible into Common Stock of the Company at the lower of $2.00 or 80% of the five day average closing price of the Company's shares of Common Stock prior to the date of conversion. In connection with these transactions, the Company paid a $45,000 finders fee and issued to certain finders warrants to purchase an aggregate of 200,000 shares of Common Stock at $2.00 per share with respect to the June Debentures.

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

       SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES NOTES
        TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE D - COMMON STOCK PURCHASE WARRANTS

     On May 7, 1996, six holders of the Common Stock Purchase Warrants issued in the Company's September 20, 1995 private placement exercised such warrants for an aggregate of 1,070,000 shares of Common Stock at an exercise price of $1.25 per share or $1,337,500. In connection with such early exercise, the Company issued additional Common Stock Purchase Warrants to such holders exercisable into an aggregate of 1,337,500 shares of Common Stock at an exercise price of $2.50 per share between November 7, 1996 and May 7, 1998. Such warrants cannot be exercised prior to November 7, 1996 unless the market price of the Company's Common Stock is greater than $4.00 per share for ten consecutive days.

NOTE E - EARNINGS (LOSS) PER SHARE

     For the three months and the six months ended June 30, 1996, earnings per share were calculated based upon the weighted average number of shares outstanding during the period plus the dilutive effect of stock options, stock warrants, convertible debentures and Series A Preferred Stock using the Modified Treasury Stock method.

     For the comparable periods ended June 30, 1995, earnings per share were calculated based upon the weighted average number of shares outstanding during the periods. The effect of common stock equivalents was not included because their effect would have been anti-dilutive.




                                        For the Three Months
   For the Six Months
                                        Ended June 30,
   Ended June 30,
                                        --------------------
   ------------------
                                        1996           1995
   1996           1995
                                        ----           ----
   ----           ----
Primary:
     Average Shares Outstanding         15,689,431     11,098,947
   15,397,430     10,802,218
     Stock Options                       3,540,249             --
    3,242,197             --
     Stock Warrants                      2,572,606             --
    1,799,097             --
                                        ----------     ----------
   ----------     ----------
          Total                         21,802,286     11,098,947
   20,438,724     10,802,218
     Less: Shares purchased under
            the Treasury Stock Method   (3,245,815)            --
   (3,153,457)            --
                                        ----------     ----------
   ----------     ----------
                                        18,556,471     11,098,947
   17,285,267     10,802,218
                                        ==========     ==========
   ==========     ==========

Full Dilution:
     Average Shares Outstanding         15,689,431     11,098,947
   15,459,243     10,802,218
     Stock Options                       3,540,249             --
    3,242,197             --
     Stock Warrants                      2,572,606             --
    1,799,097             --
     Convertible Debentures                603,768             --
      342,386             --
     Series A Preferred Stock            1,333,336             --
    1,333,336             --
                                        ----------     ----------
   ----------     ----------
          Total                         23,739,390     11,098,947
   22,176,259     10,802,218
     Less: Shares purchased under
            the Treasury Stock Method   (3,245,815)            --
   (3,153,457)            --
                                        ----------     ----------
   ----------     ----------
                                        20,493,575     11,098,947
   19,022,802     10,802,218
                                        ==========     ==========
   ==========     ==========


       SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES NOTES
        TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F - PURCHASE OF USC SECURITIES

     In 1995, in connection with the USC acquisition, the Company issued the USC securities comprised of (i) the USC notes having an original principal amount of $4,250,000 (ii) 125,000 shares of Series B Preferred Stock and (iii) warrants exercisable into 1,050,000 shares of Common Stock at $1.25 per share.

     On June 21, 1996, the Company completed the acquisition of all of the USC securities for an aggregate of $308,500 of cash and the issuance of 843,023 shares of the Company's Common Stock, resulting in an extraordinary gain on early extinguishment of debt in the amount of $2,149,191.

NOTE G - SUBSEQUENT EVENT

     On August 12, 1996, the Company announced that it had consummated a private placement of $27,200,000 of its 10% Convertible Notes due 2006 (the "Notes"). The Notes will be convertible into the Company's Common Stock at a conversion price of $2.55 per share. The net proceeds from the sale of the Notes were approximately $25.4 million after giving effect to transaction related fees and expenses. The Company expects to use approximately $12.1 million of the net proceeds from the private placement to repay certain indebtedness, and to repurchase or redeem certain shares of the Company's Common Stock and outstanding debentures (if not converted prior to redemtion or repurchase). The Company plans to utilize the balance of the net proceeds (approximately $13.3 million) primarily to effect acquisitions and strategic alliances.

Part I.  Financial Information

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following is a discussion of the consolidated financial conditions and results of operations of the Company for the three month and six month periods ended June 30, 1996 and 1995. It should be read in conjunction with the Company's latest annual report on Form 10-KSB.

General

The Company is a regional interexchange carrier ("IXC") providing a wide range of domestic long distance services through its network of owned and leased facilities. The Company's customer base is primarily composed of small and medium sized commercial accounts and residential customers concentrated in secondary and rural markets in the southwestern United States. In addition to providing "1+" domestic long distance services, the Company also offers international long distance services, operator services and other long distance products such as direct access private lines, "800" services, travel cards and wholesale long distance services.

The Company entered the telecommunications business in 1991 through the acquisition of North American Telecommunications ("NATC"), a telecommunications provider offering international long distance service to foreign customers. In 1994 and 1995, the Company acquired two Texas-based interexchange carriers, Long Distance Network, Inc. ("LDN") of Dallas, Texas and U.S. Communications, Inc. ("USC") of Levelland, Texas. During the first half of 1996, the Company completed a small acquisition of the assets of a switched reseller of metered and flat rate long distance telephone services operating in north central Texas, and expanded its network through the acquisition of switching companies in Phoenix, Arizona and the additions of leased transmission facilities between that switch and the Company's switches in Dallas and Levelland, Texas. The Company markets its services in areas in the southwestern United States served by its network primarily under the "USC" and "USI" product names. To date, growth of the Company's customer base has been largely the results of its acquisition of LDN and USC. The Company anticipates future growth will result from sales and marketing efforts of its employees and from continued acquisitions of companies providing domestic long distance service within its market area or adjacent thereto.

Forward Looking Statements

Certain of the statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant to management, including the Company's current negative cash flow position, the Company's historical operating losses, the need for integration of the Company's acquisitions, the regulatory environment, and other risks indicated in this and the other filings with the Commission. As a result, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward looking statements made in this report.

Results of Operations

The following table sets forth certain items in the Company's
Consolidated Statements of Operations as a percentage of its operating revenues for the three and six month periods ended June
30, 1996 and 1995.


                                        For the three
For the six
                                        months ended
months ended
                                        June 30,
June 30,
                                        -------------
- ------------
                                        1996      1995
1996       1995
                                        ----      ----
- ----       ----
Revenue                                 100%      100%
100%       100%
Cost of revenue                          55        70
58         73
                                        ---       ---
- ---        ---
Gross profit                             45        30
42         27
Operating expenses:
  General and administrative             34        35
33         31
  Depreciation and
   amortization                           6         6
7          6
                                        ---       ---
- ---        ---
Income (loss) from continuing
 operations                               5       (11)
2        (10)
Other income (expense)                   (4)       (3)
(4)        (2)
Discontinued operations                   -        (6)
- -         (4)
Extraordinary gain on
 extinguishment of debt                  30         -
15          -
                                        ---       ---
- ---        ---
Net income (loss)                        31       (20)
13        (16)

EBITDA(1) (loss), as defined            $815,362  $(201,056)
$1,249,340 $(298,003)
                                        ========  =========
========== =========
- -------------------------

(1) Earnings (loss) before interest, taxes, depreciation, amortization, nonrecurring charges, and other income (expense) or "EBITDA" (as defined), is a commonly used measure of performance in the telecommunications industry. As used herein, EBITDA is not intended as either a substitute or replacement for operating income (as presented according to GAAP) as a measure of financial results of operations or for cash flows from operations (as presented according to GAAP).



Three Months Ended June 30, 1996 Versus Three Months Ended June
30, 1995

Revenues increased by $3,206,206, or 80%, from $4,004,348 for the three months ended June 30, 1995 to $7,210,554 for the three months ended June 30, 1996. This $3,206,206 net increase in revenues was the result of (i) the customers, net of attrition, obtained in the USC acquisition which contributed $2,289,350, (ii) a $1,139,107 increase in the Company's "1+" revenues primarily arising from new customers (excluding the USC acquisition) and (iii) a decline of $222,251 in revenue relating to certain operator services, and the Company's wholesale and international business which the Company is de-emphasizing. The Company has continued to emphasize the generation of "1+" revenue and de-emphasize the marketing of its operator service, wholesale and international business because "1+" business carries higher gross profit margins. As a result, the Company expects its operator services, wholesale and international revenues to decline in the future.

Gross profit increased by $2,079,804 from $1,186,305 for the three months ended June 30, 1995 to $3,266,109 for the same quarter in 1996. The gross profit margin increased by 15% from 30% for the three months ended June 30, 1995 to 45% for the three months ended June 30, 1996. This increase was primarily attributable to the formal transition, integration and operation of the Company's network coupled with increased numbers of calls originating and terminating on the network. Additionally, the acquisition of USC provided an improved mix of call traffic because the USC revenues consisted of a higher percentage of "1+" calls. The percentage of "1+" calls, which have a higher gross profit margin, has increased as compared to the lower margin operator service and wholesale calls.

General and administrative expense increased by $1,063,386 from $1,387,361 for the three months ended June 30, 1995 to $2,450,747 for the same quarter in 1996, and, as a percentage of revenue, decreased from 35% in 1995 to 34% in 1996. The increase in total general and administrative expense is primarily attributable to the USC acquisition. The small decrease as a percentage of revenues reflects management's continued focus on cost containment to maintain costs in line with revenue levels.

Depreciation and amortization expense increased by $168,302 from $243,570 for the three months ended June 30, 1995 to $411,872 for the same quarter in 1996, and, as a percentage of revenues, remained constant at 6% during each respective period. This increase resulted from higher depreciation and amortization charges arising from the acquisition of USC and increased depreciation from the acquisition of switching equipment.

EBITDA increased by $1,016,418 from a negative $201,056 for the three months ended June 30,1995 to a positive $815,362 for the same quarter in 1996. This increase is primarily attributable to improved gross profit margins.

The Company incurred a loss from continuing operations of $444,626 for the three months ended June 30, 1995 versus income from continuing operations of $403,490 for the same quarter in 1996.
This improvement was primarily attributable to improved gross profit margins.

The Company had net other expense of $100,792 for the three months ended June 30, 1995 compared to net other expense of $316,106 for the same quarter in 1996. This increase was primarily due to an increase in interest expense from $103,377 to $348,593 related to the increased debt incurred in connection with the USC acquisition.

The Company recorded a $250,000 provision for operating losses during the phase-out period for its discontinued Strategic Abstract and Title Corporation ("SATC") subsidiary for the three months ended June 30, 1995. On February 29, 1996, SATC was sold to a key member of SATC management and an impairment loss was recorded as of December 31, 1995.

The Company recognized a gain on extinguishment of debt of $2,149,191 for the three months ended June 30, 1996. This gain relates to the Company's redemption of securities issued in connection with the USC acquisition for an aggregate of 843,023 shares of the Company's Common Stock and $308,500 of cash. These securities redeemed included (i) notes having an aggregate principal amount of $3,150,000 and bearing interest at 11% per annum, (ii) an aggregate of 125,000 shares of Series B Cumulative Convertible Preferred Stock and (iii) a warrant which was exercisable into an aggregate of 1,050,000 shares of the Company's Common Stock at any time prior to July 31, 2000 at a per share exercise price of $1.25.

The Company incurred a net loss of $795,418 for the three months ended June 30, 1995 as compared to net income of $2,236,575 for the same quarter in 1996. This improvement is primarily attributable to the one time extraordinary gain on extinguishment of debt and improved profit margins on increased revenues.

Six Months Ended June 30, 1996 Versus Six Months Ended June 30,
1995

Revenues increased $7,924,370, or 126%, from $6,313,575 for the six months ended June 30, 1995 to $14,237,945 for the six months ended June 30, 1996. This $7,924,370 net increase in revenues was the result of (i) the customers, net of attrition, obtained in the USC acquisition which contributed $5,971,677, (ii) a $2,610,713 increase in the Company's "1+" revenue primarily arising from new customers (excluding the USC acquisition) and (iii) a decline of $658,020 in revenue relating to certain operator services, and the Company's wholesale and international business which the Company is de-emphasizing. The Company has continued to emphasize the generation of "1+" revenue and de-emphasize the marketing of its operator services, wholesale and international business because "1+" business carries a higher gross profit margin. As a result, the Company expects its operator services, wholesale and international revenues to decline in the future.

Gross profit increased by $4,264,809 from $1,683,378 for the six months ended June 30, 1996 to $5,948,187 for the same period in 1996. The gross profit margin increased by 15% from 27% for the six months ended June 30, 1995 to 42% for the six months ended June 30, 1996. This increase was primarily attributable to the formal transition, integration and operation of the Company's network coupled with increased numbers of calls originating and terminating on the network. Additionally, the acquisition of USC provided an improved mix of call traffic because the USC revenues consisted of a higher percentage of "1+" calls. The percentage of "1+" calls, which have a higher gross profit margin, has increased as compared to the lower margin operator service and wholesale calls.

General and administrative expense increased by $2,717,466 from $1,981,381 for the six months ended June 30, 1995 to $4,698,847 for the same quarter in 1996, and as a percentage of revenues, increased from 31% in 1995 to 33% in 1996. The increase in total general and administrative expense is primarily attributable to the USC acquisition. The small increase as a percentage of revenues reflects an expansion (primarily personnel related and facilities costs) of expenses during the first quarter of 1996 required for the Company to be a regional interexchange carrier and to meet increased call volumes in the second quarter of 1996.

Depreciation and amortization expense increased by $572,014 from $375,802 for the six months ended June 30, 1995 to $947,816 for the same quarter in 1996, and as a percentage of revenues, increased from 6% in 1995 to 7% in 1996. This increase resulted from higher depreciation and amortization charges arising from the acquisition of USC and increased depreciation from the acquisition of switching equipment.

EBITDA increased by $1,547,343 from negative $298,003 for the six months ended June 30, 1995 to a positive $1,249,340 for the same quarter in 1996. This increase is primarily attributable to improved gross profit margins.

The Company incurred a loss from operations of $673,805 for the six months ended June 30, 1995 versus income from operations of $301,524 for the same period in 1996. This improvement was primarily attributable to improved gross profit margins.

The Company had net other expense of $113,177 for the six months ended June 30, 1995 compared to the net other expense of $646,270 for the same period in 1996. This increase was primarily due to an increase in interest expense from $118,306 to $693,860 related to the increased debt incurred in connection with the USC acquisition.

The Company recorded a $250,000 provision for operating losses during the phase-out period for its discontinued SATC subsidiary for the six months ended June 30, 1995. On February 29, 1996, SATC was sold to a key member of SATC management and an impairment loss was recorded as of December 31, 1995.

The Company recognized a gain on extinguishment of debt of $2,149,191 for the six months ended June 30, 1996. This gain relates to the Company's redemption of securities issued in connection with the USC acquisition for an aggregate of 843,023 shares of the Company's Common Stock and $308,500 of cash. These USC securities redeemed included (i) notes having an aggregate principal amount of $3,150,000 and bearing interest at 11% per annum, (ii) an aggregate of 125,000 shares of Series B Cumulative Convertible Preferred Stock, and (iii) a warrant which was exercisable into an aggregate of 1,050,000 shares of the Company's Common Stock at any time prior to July 31, 2000 at a per share exercise price of $1.25.

The Company incurred a net loss of $1,036,982 for the six months ended June 30, 1995 as compared to net income of $1,804,445 for the same period in 1996. This improvement is primarily attributable to the one time extraordinary gain on extinguishment of debt and improved profit margins on increased revenues.

Liquidity and Capital Resources

The Company experienced negative cash flow from operating activities of $1,020,763 for the six months ended June 30, 1995 as compared to a negative $342,915 for the like period of 1996.
This improvement was primarily attributable to improved operating results from increased gross profit margins.

Cash used in investing activities was $161,102 for the six months ended June 30, 1995 as compared to $1,534,857 for the like period in 1996. This increase was attributable to increases in property and equipment primarily related to switching equipment and network associated costs.

Cash provided by financing activities was $937,535 for the six months ended June 30, 1995 as compared to $3,010,138 for the like period in 1996. In 1996, additional borrowings, proceeds from the exercise of warrants, and proceeds from the exercise of stock options of $2,000,000, $1,359,149 and $200,380, respectively, were offset by $549,391 of principal payments on long-term obligations.

At June 30, 1996, the Company had a cash balance of $1,956,104 as compared to $823,738 at December 31, 1995. As of June 30, 1996, working capital was a negative $137,476 as compared to a negative $2,841,834 at December 31, 1995. This improvement was primarily due to the redemption of certain securities (including $3,150,000 of notes payable) issued in connection with the acquisition of USC for 843,023 shares of the Company's Common Stock and $308,500 of cash.

In March and April 1996, the Company entered into private placements whereby it sold an aggregate of $600,000 of its March Debenture and $400,000 of its April Debenture. All such debentures are convertible into Common Stock of the Company at the lower of $1.75 per share or 75% of the five day average closing price of the Company's shares of Common Stock prior to the date of conversion. In connection with these transactions, the Company paid $75,000 of finders fees and issued to certain finders a warrant exercisable into 300,000 shares of Common Stock at $1.40 per share and a warrant to purchase 250,000 shares of Common Stock at $2.125 per share.

On May 7, 1996, six holders of the Common Stock Purchase Warrants issued in the Company's September 20, 1995 private placement exercised such warrants for an aggregate of 1,070,000 shares of Common Stock at an exercise price of $1.25 per share or $1,337,500.

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

On June 21, 1996 the Company effected a private placement of $1,000,000 of the June Debentures. The June Debentures are convertible into Common Stock of the Company at the lower of $2.00 or 80% of the five day average closing price of the Company's shares of Common Stock prior to the date of conversion. In connection with these transactions, the Company paid a $45,000 finders fee and issued to certain finders warrants to purchase an aggregate of 200,000 shares of Common Stock at $2.00 per share with respect to the June Debentures.

On August 12, 1996, the Company completed a $27,200,000 private placement of its 10% Convertible Notes due 2006. These notes are convertible at any time subsequent to 120 days after the original issue date, at a conversion price of $2.55 per share, subject to adjustments in certain circumstances. The Notes will be redeemable at the option of the Company in whole or in part at any time on or after August 15, 1999 at annual redemption prices starting at 107% of principal, plus accrued interest to the redemption date. Each holder of the notes will have the right to require the Company to repurchase the notes in the event that (i) the Company incurs certain indebtedness, (ii) the pro-forma interest coverage (as defined) is less than 2.0 to 1 and (iii) the average closing price of the Company's Common Stock is less than $2.00 per share for the preceding twenty trading days.

The net proceeds of approximately $25,390,000 after deducting estimated transaction related fees and expenses are expected to be utilized (i) $7,000,000 to refinance existing bank debt (ii) $2,900,000 to exercise the Company's option to purchase 843,023 shares of the Company's Common Stock from former USC shareholders,
(iii) $2,210,000 to redeem or repurchase certain of the Company's outstanding debentures if not converted prior to redemption or repurchase, and (iv) the balance of approximately $13,280,000 to effect acquisitions and strategic alliances, to make capital expenditures, and for general corporate purposes.

In connection with obtaining the consent of Norwest Bank Minnesota, N.A. to the sale of the Notes, on July 17, 1996 the Company received a waiver from Norwest with respect to any breach arising out of the computation of senior debt service coverage and operating cash flow as of May 31, 1996 for the Preceding six months and paid a waiver fee of $20,000.
These amendments and waivers to the Credit Agreement were necessitated because (1) the general and administrative expenses being incurred by USC exceeded those projected by the Company and
(2) the closing date of the acquisition was delayed beyond the originally scheduled closing date.

Capital Expenditures

Capital expenditures for the six months ended June 30, 1996 totaled $2,848,220, of which $900,115 was financed. The majority of these capital expenditures relate to switching equipment acquired by means of capital leases and network costs. Other than additional fixed facilities such as switching equipment requirements as the network expands, future capital expenditures are expected to be minimal. The Company's future capital expenditures related to network expansion will be made primarily to acquire switches and related equipment. Additional switching equipment would require significant capital expenditures by the Company. The Company expects to use part of the proceeds of this Offering for capital expenditures.

Holiday and Seasonal Variations in Revenues

The Company's revenues, and thus its potential earnings, are affected by holiday and seasonal variations. A substantial portion of the Company's revenues are generated by direct dial, domestic long distance commercial customers, and, accordingly, the Company experiences decreases in revenues around holidays (both domestic and international) when commercial customers reduce their usage. The Company's fourth fiscal quarter ending December 31, which includes the Thanksgiving, Hanukkah, Christmas and New Year's Eve holidays, and the Company's first fiscal quarter ending

March 31, historically have been the slowest revenue periods of the Company's fiscal year. The Company's fixed operating expenses, however, do not decrease during these quarters. Accordingly, the Company will likely experience lower revenues and earnings in its first and fourth fiscal quarters when compared with the other fiscal quarters.

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

Part II - Other Information

Item 1.   Legal Proceedings

On July 20, 1995, a suit was filed in the 101st Judicial District Court in Dallas, Texas, Cause No. 95-07136-E (Silvio Avyam v. SA Holdings, Inc. and North American Telecommunications Corporation), against the Company and its wholly-owned subsidiary North American Telecommunications Corporation ("NATC") in which the plaintiff is seeking damages from the Company and NATC in excess of $1,500,000 for alleged breach of contract, breach of fiduciary duty, conspiracy and fraud arising out of the termination of the consultant agreement between NATC and plaintiff. The plaintiff is also seeking an accounting with respect to his relationship with NATC, the issuance of shares of the Company's Common Stock allegedly owed to him and exemplary damages and attorney's fees. The Company believes it has meritorious defenses to the alleged claims and intends to vigorously defend such lawsuit. However, if the Company were required to pay the alleged damages in such lawsuit, it could have a material adverse effect on the Company's financial condition and results of operations. On February 5, 1996, the Company and NATC filed a counterclaim against the plaintiff for breach of his consulting agreement and other related claims alleging an unspecified amount of damages. On March 7, 1996, the plaintiff filed a general denial of such counterclaim. The Company has filed a motion for summary judgment which is currently being considered by the Court. In addition, an order has been entered scheduling this matter for mandatory but nonbinding mediation not later than September 6, 1996. A nonjury trial has been scheduled for September 9, 1996.

The Company is a party, from time to time, in routine litigation incident to its business. Management believes that it is unlikely that the final outcome of any of these claims or proceedings to which the Company is currently a party if determined adverse to the Company would have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company on May 31, 1996, holders of 10,826,621 shares of the Company's Common Stock were present in person or by proxy, constituting a quorum. The proposals described below were voted on by such stockholders of the Company as follows:

(1) A proposal to elect five (5) directors for a three-year term or until their respective successors are elected and qualified as follows: Igor I. Mamantov, Thomas L. Cunningham, John H. Nugent, Howard F. Curd and Reuben F. Richards. Such Proposal was approved as follows:

Nominee                  For            Against        Abstain

Igor I. Mamantov         10,690,444     21,110         31,690
Thomas L. Cunningham     10,708,444      3,110         31,690
John H. Nugent           10,689,594     21,960         31,690
Howard F. Curd           10,708,444      3,110         31,690
Reuben F. Richards       10,690,444     21,110         31,690


(2) A proposal to approve and adopt an amendment to the Company's Certificate of Incorporation to effect a reverse stock split. The proposal was approved as follows:

                         For            Against        Abstain
                         10,033,929     526,728        32,022

(3) A proposal to approve and adopt an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock and Preferred
     Stock.  Such proposal was approved as follows:

                         For            Against        Abstain
                         9,412,370      628,029        26,451

(4) A proposal to approve and adopt certain amendments to the Company's 1994 Employee Stock Option Plan. Such proposal was approved as follows:

                         For            Against        Abstain
                         9,886,874      651,055        54,750

(5) A proposal to ratify the Board of Director's appointment of Price Waterhouse LLP as independent public accountants for the Company for the fiscal year ending December 31, 1996.
     Such proposal was approved as follows:

                         For            Against        Abstain
                         10,689,626     28,728         24,890


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1  Certificate of Amendment of Certificate of Incorporation of
     SA Telecommunications, Inc. filed with the Secretary of State of Delaware on July 9, 1996*

3.2  Certificate of Elimination of Series B Cumulative
     Convertible Preferred Stock of SA Telecommunications, Inc.
     filed with the Secretary of State of Delaware on July 9, 1996*

4.1  Indenture dated as of August 12, 1996 between SA
     Telecommunications, Inc. and United States Trust Company of
     New York as Trustee*

10.1 Purchase Agreement dated as of August 5, 1996 among SA
     Telecommunications, Inc., Furman Selz LLC and Rauscher
     Pierce Refsnes, Inc.*

10.2 Registration Rights Agreement dated as of August 12, 1996 among SA Telecommunications, Inc., Furman Selz LLC and
     Rauscher Pierce Refsnes, Inc.*

27.1 Financial Data Schedule*
_____________
*    Filed herewith

(b)  Reports on Form 8-K

The Company filed on May 28, 1996 a Current Report on Form 8-K dated May 23, 1996 announcing the grant by the Public Utility Commission of Texas to the Company's wholly-owned subsidiary, U.S. Communications, Inc., of a Service Provider Certificate of Authority to permit the resale of Southwestern Bell Telephone's local telephone service in Texas. No financial statements were filed.

In addition, the Company filed on July 3, 1996 a Current Report on Form 8-K dated June 24, 1996 announcing the purchase from Howard Maddera, William L. Johnson and Marianne Reed effective as of June 14, 1996 of (1) all 125,000 outstanding shares of the Company's Series B Cumulative Convertible Preferred Stock, (2) warrants to purchase an aggregate of 1,050,000 shares of the Company's Common Stock, (3) and promissory notes in an aggregate principal amount outstanding of $3,150,000. The consideration for such purchase consisted of an earlier cash payment of $308,500 and the issuance of an aggregate of 843,023 shares of the Company's Common Stock. No financial statements were filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date:  August 14, 1996        SA Telecommunications, Inc.



                              By:  /s/ Jack W. Matz, Jr.
                                   ---------------------------
                                   Jack W. Matz, Jr.
                                   Chief Executive Officer


                              By:  J. David Darnell
                                   ---------------------------
                                   J. David Darnell
                                   Vice President, Finance and
                                   Chief Financial Officer

                         INDEX OF EXHIBITS

No.  Description

3.1  Certificate of Amendment of Certificate of Incorporation of
     SA Telecommunications, Inc. filed with the Secretary of State of Delaware on July 9, 1996*

3.2  Certificate of Elimination of Series B Cumulative
     Convertible Preferred Stock of SA Telecommunications, Inc.
     filed with the Secretary of State of Delaware on July 9, 1996*

4.1  Indenture dated as of August 12, 1996 between SA
     Telecommunications, Inc. and United States Trust Company of
     New York as Trustee*

10.1 Purchase Agreement dated as of August 5, 1996 among SA
     Telecommunications, Inc., Furman Selz LLC and Rauscher
     Pierce Refsnes, Inc.*

10.2 Registration Rights Agreement dated as of August 12, 1996 among SA Telecommunications, Inc., Furman Selz LLC and
     Rauscher Pierce Refsnes, Inc.*

27.1 Financial Data Schedule*
_____________
*    Filed herewith