Form 10QSB/A
period 1996-06-30
SA TELECOMMUNICATIONS INC /DE/
filed 1996-08-29
CIK 845414

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

                     Introductory Statement

     This filing on Form 10-QSB/A is being made by SA Telecommunications, Inc. (the "Company") for the purpose of (1) reformatting certain tables contained in the original Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1996 filed by the Company on August 14, 1996 (the "Original Filing") because of various alignment problems associated with the EDGAR conversion and (2) correcting certain other typographical errors included in the Original Filing. The Company intends for this submission to replace the Original Filing in its entirety.

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

                                                      - Continued-


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
 166,667 shares issued                                   1,169,881     1,129,459
                                                       -----------   -----------
Shareholders' equity:
  Series B Preferred stock, $.00001 par
   value, 12,500,000 shares authorized;
   250,000 shares issued                                         -       575,280
  Common stock, $.0001 par value, 50,000,000
   shares authorized; 16,499,147 and 13,462,120
   issued, respectively                                      1,650         1,346
  Additional paid-in capital                            25,533,474    20,855,099
  Retained deficit                                     (10,339,656)  (11,996,179)
  Treasury stock (240,072) shares, at cost                (456,601)     (456,601)
                                                       -----------   -----------
    Total shareholders' equity                          14,738,867     8,978,945
                                                       -----------   -----------
Total liabilities and shareholders' equity             $31,071,265   $26,040,803
                                                       ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                      SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                            For the three months          For the six months
                                                            ended June 30,                ended June 30,
                                                           --------------------          ------------------
                                                            1996          1995           1996           1995
Telecommunications revenues                                 $7,210,554    $ 4,004,348    $14,237,945    $ 6,313,575
Cost of revenue                                              3,944,445      2,818,043      8,289,758      4,630,197
                                                           -----------    -----------    -----------    -----------
Gross profit                                                 3,266,109      1,186,305      5,948,187      1,683,378

Operating expenses:
  General and administrative                                 2,450,747      1,387,361      4,698,847      1,981,381
  Depreciation and amortization                                411,872        243,570        947,816        375,802
                                                           -----------    -----------    -----------    -----------
    Total operating expenses                                 2,862,619      1,630,931      5,646,663      2,357,183
                                                           -----------    -----------    -----------    -----------
Income (loss) from continuing operations before other
 income (expense) and extraordinary item                       403,490       (444,626)       301,524       (673,805)
                                                           -----------    -----------    -----------    -----------

Other income (expense):
  Interest expense                                            (348,593)      (103,377)      (693,860)      (118,306)
  Other                                                         32,487          2,585         47,950          5,129
                                                           -----------    -----------    -----------    -----------
  Total other income (expense)                                (316,106)      (100,792)      (646,270)      (113,177)
                                                           -----------    -----------    -----------    -----------
Income (loss) from continuing operations before
 extraordinary item                                             87,384       (545,418)      (344,746)      (786,982)
Discontinued operations -
  Provision for operating losses during phase-out
   period                                                            -       (250,000)             -       (250,000)
                                                           -----------    -----------    -----------    -----------
Income (loss) before extraordinary item                         87,384       (795,418)      (344,746)    (1,036,982)
Extraordinary item - gain on extinguishment of debt          2,149,191              -      2,149,191              -
                                                           -----------    -----------    -----------    -----------
Net income (loss)                                            2,236,575       (795,418)     1,804,445     (1,036,982)
Preferred dividend requirements, including accretion           (72,713)             -       (147,922)             -
                                                           -----------    -----------    -----------    -----------
Net income (loss) applicable to common shareholders         $2,163,862    $  (795,418)   $ 1,656,523    $(1,036,982)
                                                           ===========    ===========    ===========    ===========
Income (loss) per common share and common share
 equivalent:
  Continuing operations                                     $     0.01    $     (0.05)   $     (0.02)   $     (0.07)
  Discontinued operations                                            -          (0.02)             -          (0.02)
  Extraordinary item                                              0.11              -           0.12              -
                                                           -----------    -----------    -----------    -----------
  Net income (loss) per share                               $     0.12    $     (0.07)   $      0.10    $     (0.09)
                                                           ===========    ===========    ===========    ===========
  Net income (loss) per share applicable to common
   shareholders                                             $     0.12    $     (0.07)   $      0.10    $     (0.09)
                                                           ===========    ===========    ===========    ===========
Weighted average number of common share
 & common share equivalents outstanding                     18,556,471     11,098,947     17,285,266     10,801,218
                                                           ===========    ===========    ===========    ===========
Income (loss) per common share - assuming full dilution:
  Continuing operations                                     $     0.01                   $     (0.02)
  Extraordinary item                                              0.10                          0.11
                                                           -----------                   -----------
  Net income per share                                      $     0.11                   $      0.09
                                                           ===========                   ============
  Net income per share applicable to common
   shareholders                                             $     0.11                   $      0.09
                                                           ===========                   ===========
Weighted average number of common shares outstanding
 - assuming full dilution                                   20,493,575                    19,022,802
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


                                      SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (Unaudited)

                         Series B                               Additional
                         Preferred Stock     Common Stock       paid-in        Retained       Treasury
                         Shares    Amount    Shares      Amount capital        deficit        Stock      Total
                         ------    ------    ------      ------ ----------     --------       --------   -----
Balances at December
 31, 1994                       -         -  10,566,139  $1,057 $15,629,114    $ (5,404,864)  $(240,950) $9,984,357

Private placements of
 common stock                   -         -     274,792      27     316,025               -           -      316,052

Issuance of common
 stock for exercise of
 options                        -         -     829,175      91     716,211               -    (165,969)     550,333
Net loss for the period         -         -           -       -           -      (1,036,982)          -   (1,036,982)
                         --------  --------  ----------  ------ -----------    ------------   ---------  -----------
Balances at June 30,
 1995                           -         -  11,670,106  $1,175 $16,661,350    $ (6,441,846)  $(406,919) $ 9,813,760
                         ========  ========  ==========  ====== ===========    ============   =========  ===========
Balances at December
 31, 1995                 125,000  $575,280  13,462,120  $1,346 $20,855,099    $(11,996,179)  $(456,601) $ 8,978,945


Private placements of
 common stock                   -         -     251,700      25     369,975               -           -      370,000

Issuance of common stock
 for:
  Exercise of options           -         -     347,836      35     137,004               -           -      137,039
  Exercise of warrants          -         -   1,090,000     109   1,362,391               -           -    1,362,500
  Conversion of debt            -         -     267,856      27     449,973               -           -      450,000
  Other                         -         -     236,612      24     376,875               -           -      376,899
Issuance of common stock
 for acquisitions of USC
 securities              (125,000) (575,280)    843,023      84   1,613,230               -           -    1,038,034
Issuance of warrants            -         -           -       -     368,927               -           -      368,927
Preferred dividend
 requirements including
 accretion                      -         -           -       -           -        (147,922)          -     (147,922)

Net income for the period       -         -           -       -           -       1,804,445           -    1,804,445
                         --------  --------  ----------  ------ -----------    ------------   ---------  -----------
Balances at June 30,
 1996                           -  $      -  16,499,147  $1,650 $25,533,474    $(10,339,656)  $(456,601) $14,738,867
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


                                      SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                For the six months
                                                                ended June 30,
                                                                ------------------
                                                                1996           1995
Cash flows from operating activities:
Net income (loss)                                               $1,804,445     $(1,036,982)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
    Loss from discontinued operations                                    -         250,000
    Extraordinary item - gain on extinguishment of debt         (2,149,191)              -
    Depreciation and amortization                                  947,816         375,801
    Provision for losses on accounts receivable                    400,063          61,894
    Cash used for discontinued SATC business                             -         (91,623)
    Other                                                                -          20,774
    (Increase) decrease
      Accounts and notes receivable                             (1,043,584)       (363,961)
      Prepaid expenses and other                                  (116,138)        102,136
      Other assets                                                (590,321)       (152,290)
  Increase (decrease) in
     Accounts payable and accrued expenses                         403,995        (186,512)
                                                                ----------     -----------
Net cash used in operating activities                             (342,915)     (1,020,763)
                                                                ----------     -----------
Cash flows from investing activities:
  Additions to property and equipment                           (1,534,857)        (45,083)
  Cash used for discontinued SATC business                               -         (89,911)
  Other                                                                  -         (26,108)
                                                                ----------     -----------
Net cash used in investing activities                           (1,534,857)       (161,102)
                                                                ----------     -----------
Cash flows from financing activities:
  Net changes in short-term loans                                2,000,000         117,225
  Proceeds from private placement of common stock                        -         316,052
  Proceeds from exercise of warrants                             1,359,149               -
  Proceeds from exercise of options                                200,380         550,333
  Principal payments on long-term obligations                     (549,391)        (46,075)
                                                                ----------     -----------
Net cash provided by financing activities                        3,010,138         937,535
                                                                ----------     -----------
Increase (decrease) in cash                                      1,132,366        (244,330)

Cash at beginning of period                                        823,738         331,431
                                                                ----------     -----------
Cash at end of period                                           $1,956,104     $    87,101
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

NOTE G - SUBSEQUENT EVENT

     On August 12, 1996, the Company announced that it had consummated a private placement of $27,200,000 of its 10% Convertible Notes due 2006 (the "Notes"). The Notes will be convertible into the Company's Common Stock at a conversion price of $2.55 per share. The net proceeds from the sale of the Notes were approximately $25.4 million after giving effect to transaction related fees and expenses. The Company expects to use approximately $12.1 million of the net proceeds from the private placement to repay certain indebtedness, and to repurchase or redeem certain shares of the Company's Common Stock and outstanding debentures (if not converted prior to redemption or repurchase). The Company plans to utilize the balance of the net proceeds (approximately $13.3 million) primarily to effect acquisitions and strategic alliances.

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


                                        For the three           For the six
                                        months ended            months ended
                                        June 30,                June 30,
                                        -------------           ------------
                                        1996      1995          1996       1995
                                        ----      ----          ----       ----
Revenue                                 100%      100%          100%       100%
Cost of revenue                          55        70            58         73
                                        ---       ---           ---        ---
Gross profit                             45        30            42         27
Operating expenses:
  General and administrative             34        35            33         31
  Depreciation and
   amortization                           6         6             7          6
                                        ---       ---           ---        ---
Income (loss) from continuing
 operations                               5       (11)            2        (10)
Other income (expense)                   (4)       (3)           (4)        (2)
Discontinued operations                   -        (6)            -         (4)
Extraordinary gain on
 extinguishment of debt                  30         -            15          -
                                        ---       ---           ---        ---
Net income (loss)                        31       (20)           13        (16)

EBITDA(1) (loss), as defined            $815,362  $(201,056)    $1,249,340 $(298,003)
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

Item 1.   Legal Proceedings.

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

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

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


Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

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

Date:  August 29, 1996        SA Telecommunications, Inc.



                              By:  /s/ Jack W. Matz, Jr.
                                   ---------------------------
                                   Jack W. Matz, Jr.
                                   Chief Executive Officer


                              By:  /s/ J. David Darnell
                                   ---------------------------
                                   J. David Darnell
                                   Vice President, Finance and
                                   Chief Financial Officer

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