Form 10-Q
period 1996-09-30
SA TELECOMMUNICATIONS INC /DE/
filed 1996-11-14
CIK 845414

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             For the quarterly period ended SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             For the transition period from _______ to _______.

                             Commission File Number      0-18048
                                                   -------------------

                            SA TELECOMMUNICATIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                   75-2258519
---------------------------------           ------------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)


1600 PROMENADE CENTER, 15TH FLOOR, RICHARDSON, TEXAS                75080
----------------------------------------------------      ----------------------
(Address of principal executive offices)                          (Zip Code)

                                 (972) 690-5888
               --------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----    -----

There were 15,620,535 shares of the registrant's common stock outstanding as of November 12, 1996.

Transitional Small Business Disclosure Format (Check One):
Yes      No   X
   ----     -----

                   SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----
    Item 1 - Financial Statements

       Consolidated Balance Sheets                                          1-2

       Consolidated Statements of Operations                                3

       Consolidated Statements of Shareholders' Equity                      4

       Consolidated Statements of Cash Flows                                5

       Notes to Consolidated Financial Statements                           6-8

    Item 2. - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-14

Part II.  Other Information

    Item 1. - Legal Proceedings                                             14

    Item 2. - Change in Securities                                          14

    Item 3. - Defaults Upon Senior Securities                               15

    Item 4. - Submission of Matters to a Vote of Security Holders           15

    Item 5. - Other Information                                             15

    Item 6. - Exhibits and Reports on Form 8-K                              15

                         Part I. Financial Information
                         Item 1. Financial Statements

                 SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS

                                                                          September 30,   December 31,
                                                                               1996           1995
                                                                          -------------   ------------
Current assets:
    Cash and cash equivalents                                              $12,690,949    $   823,738
    Accounts and notes receivable:
         Trade, net of allowance for doubtful accounts
           of $398,585 and $475,845, respectively                            5,338,035      4,022,131
         Other, net of allowance for doubtful
           accounts of $31,479                                               1,435,050        407,550
    Inventory                                                                  102,671        146,037
    Prepaid expenses and other                                               1,043,467        292,439
                                                                           -----------    -----------

         Total current assets                                               20,610,172      5,691,895
                                                                           -----------    -----------

Property and equipment                                                       8,704,678      3,911,652
Less accumulated depreciation and amortization                              (1,282,698)      (495,613)
                                                                           -----------    -----------

         Net property and equipment                                          7,421,980      3,416,039
                                                                           -----------    -----------
Excess of cost over net assets acquired, net of accumulated amortization
    of $1,837,784 and $1,068,833, respectively                              17,720,894     16,869,648
                                                                           -----------    -----------
Other assets:
    Debt issuance costs                                                      2,065,068            -
    Other                                                                      424,568         63,221
                                                                           -----------    -----------

         Total other assets                                                  2,489,636         63,221
                                                                           -----------    -----------

              Total assets                                                 $48,242,682    $26,040,803
                                                                           -----------    -----------
                                                                           -----------    -----------
                                               -Continued-

          The accompanying notes are an integral part of these consolidated financial statements.



                 SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      September 30,   December 31,
                                                                           1996           1995
                                                                      -------------   ------------
Current liabilities:
    Accounts payable - trade                                          $  1,475,812    $    761,880
    Accrued telecommunications expenses                                  1,821,410       2,337,420
    Other accrued expenses                                               1,337,923       1,163,603
    Acquisition obligation                                               2,070,000             -
    Short-term notes payable                                                44,429         475,610
    Current maturities of long-term debt                                   528,873       3,795,216
                                                                      ------------    ------------

         Total current liabilities                                       7,278,447       8,533,729
                                                                      ------------    ------------

Long-term obligations, less current maturities                          28,584,844       7,398,670
                                                                      ------------    ------------

Commitments and contingencies

Series A redeemable preferred stock, $.00001 par value, 250,000
    shares authorized; 180,000 and 166,667 shares issued, respectively   1,310,092       1,129,459
                                                                      ------------    ------------
Shareholders' equity:
    Series B Preferred stock, $.00001 par value, 12,500,000
         shares authorized, 125,000 shares issued in 1995                      -           575,280
    Common Stock, $.0001 par value, 50,000,000 shares
         authorized; 16,818,053 and 13,462,120 issued, respectively          1,682           1,346
    Additional paid-in capital                                          26,478,621      20,855,099
    Retained deficit                                                   (11,557,089)    (11,996,179)
    Treasury stock (1,197,518 shares and 240,072 shares,
         respectively) at cost                                          (3,853,915)       (456,601)
                                                                      ------------    ------------

         Total shareholders' equity                                     11,069,299       8,978,945
                                                                      ------------    ------------

    Total liabilities and shareholders' equity                        $ 48,242,682    $ 26,040,803
                                                                      ------------    ------------
                                                                      ------------    ------------

      The accompanying notes are an integral part of these consolidated financial statements.

                                                2

                 SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the three months        For the nine months
                                                                     ended September 30,         ended September 30,
                                                                 -------------------------   --------------------------
                                                                     1996           1995         1996         1995
                                                                     ----           ----         ----         -----
Telecommunications revenues                                      $ 7,961,784   $ 7,459,367    $ 22,199,729   $ 13,772,942
Cost of revenue                                                    4,769,107     4,944,734      13,058,866      9,574,931
                                                                ------------   -----------    ------------   ------------
Gross profit                                                       3,192,677     2,514,633       9,140,863      4,198,011

Operating expenses:
  General and administrative                                       2,762,803     2,547,565       7,408,554      4,528,945
  Depreciation and amortization                                      658,924       533,213       1,606,740        909,014
  Nonrecurring Russian venture charges                                    --       143,558              --        143,558
                                                                 -----------   -----------    ------------   ------------
    Total operating expenses                                       3,421,727     3,224,336       9,015,294      5,581,517
                                                                 -----------   -----------    ------------   ------------
Income (loss) from continuing operations before other income
  (expense) and extraordinary item                                  (229,050)     (709,703)        125,569     (1,383,506)
                                                                 -----------   -----------    ------------   ------------
Other income (expense):
  Interest expense                                                  (658,212)     (253,727)     (1,352,072)      (364,260)
  Other                                                               51,857        12,465          46,352          9,820
                                                                 -----------   -----------    ------------   ------------
    Total other income (expense)                                    (606,355)     (241,262)     (1,305,720)      (354,440)
                                                                 -----------   -----------    ------------   ------------
Loss from continuing operations before extraordinary item           (835,405)     (950,965)     (1,180,151)    (1,737,946)

Discontinued operations -
  Provision for operating losses during phase-out period                  --      (225,000)             --       (475,000)
                                                                 -----------   -----------    ------------   ------------
Loss before extraordinary item                                      (835,405)   (1,175,965)     (1,180,151)    (2,212,946)

Extraordinary item - gain (loss) on extinguishment of debt          (331,813)           --       1,817,378             --
                                                                 -----------   -----------    ------------   ------------
Net income (loss)                                                 (1,167,218)   (1,175,965)        637,227     (2,212,946)
Preferred dividend requirements, including accretion                 (50,211)      (36,667)       (198,137)       (36,667)
                                                                 -----------   -----------    ------------   ------------
Net income (loss) applicable to common shareholders              $(1,217,429)  $(1,212,632)   $    439,090   $ (2,249,613)
                                                                 -----------   -----------    ------------   ------------
                                                                 -----------   -----------    ------------   ------------
Income (loss) per common share and common share equivalent:
  Continuing operations                                          $     (0.05)  $     (0.08)   $      (0.07)  $      (0.16)
  Discontinued operations                                                 --         (0.02)             --          (0.04)
  Extraordinary item                                                   (0.02)           --            0.11             --
                                                                 -----------   -----------    ------------   ------------
  Net income (loss) per share                                    $     (0.07)  $     (0.10)   $       0.04   $      (0.20)
                                                                 -----------   -----------    ------------   ------------
                                                                 -----------   -----------    ------------   ------------
  Net income (loss) per share applicable to common shareholders  $     (0.07)  $     (0.10)   $       0.02   $      (0.20)
                                                                 -----------   -----------    ------------   ------------
                                                                 -----------   -----------    ------------   ------------
Weighted average number of common share & common share
  equivalents outstanding                                         16,117,789    11,778,005      16,962,389     11,129,177
                                                                 -----------   -----------    ------------   ------------
                                                                 -----------   -----------    ------------   ------------
Income (loss) per common share - assuming full dilution:
  Continuing operations                                          $     (0.05)  $     (0.08)   $      (0.06)  $      (0.16)
  Discontinued operations                                                 --         (0.02)             --          (0.04)
  Extraordinary item                                                   (0.02)           --            0.10             --
                                                                 -----------   -----------    ------------   ------------
  Net income (loss) per share                                    $     (0.07)  $     (0.10)   $       0.04   $      (0.20)
                                                                 -----------   -----------    ------------   ------------
                                                                 -----------   -----------    ------------   ------------
  Net income (loss) per share applicable to common shareholders  $     (0.07)  $     (0.10)   $       0.02   $      (0.20)
                                                                 -----------   -----------    ------------   ------------
                                                                 -----------   -----------    ------------   ------------
Weighted average number of common shares outstanding
  - assuming full dilution                                        16,117,789    11,778,005      18,402,389     11,129,177
                                                                 -----------   -----------    ------------   ------------
                                                                 -----------   -----------    ------------   ------------


     The accompanying notes are an integral part of these consolidated financial statements.

                 SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                               Series B
                                            Preferred Stock          Common Stock     Additional
                                           ------------------      ---------------      paid-in        Retained       Treasury
                                           Shares      Amount      Shares    Amount     capital         deficit         Stock
                                           ------      ------      ------    ------     -------        --------         -----

Balances at December 31, 1994                                    10,566,139  $ 1,057  $ 15,629,114  $ (5,404,864)   $   (240,950)

Private placements of common stock                                1,591,459      159     1,934,337

Issuance of common stock for
  exercise of options                                               829,505       83       538,420                      (215,651)

Issuance of Series A Redeemable
  Preferred stock for acquisition of USC                                                   261,250

Issuance of Series B Preferred Stock
  for acquisition of USC                   125,000   $  637,874                            612,126

Issuance of Common Stock Purchase
  Warrants for acquisition of USC                                                        2,303,300

Net loss for the period                                                                               (2,249,613)

                                          --------   ----------  ----------  -------  ------------  ------------    ------------
Balances at September 30, 1995             125,000   $  637,874  12,987,103  $ 1,299  $ 21,278,547  $ (7,654,477)   $   (456,601)
                                          --------   ----------  ----------  -------  ------------  ------------    ------------
                                          --------   ----------  ----------  -------  ------------  ------------    ------------
Balances at December 31, 1995              125,000   $  575,280  13,462,120  $ 1,346  $ 20,855,099  $(11,996,179)   $   (456,601)

Private placements of common stock                                  251,700       25       369,975

Issuance of common stock for:
  Exercise of options                                               484,036       48       540,413                     (497,314)
  Exercise of warrants                                            1,090,000      109     1,362,391
  Conversion of debt                                                267,856       27       449,973
  Other                                                             419,318       42       918,614

Issuance of common stock for
  acquisition of USC securities           (125,000)    (575,280)    843,023       85     1,613,229                    (2,900,000)

Issuance of warrants                                                                       368,927
Preferred dividend requirements,
  including accretion                                                                                   (198,137)

Net income for the period                                                                                637,227

                                          --------   ----------  ----------  -------  ------------  ------------    ------------
Balances at September 30, 1996                --     $      --   16,818,053  $ 1,682  $ 26,478,621  $(11,557,089)   $ (3,853,915)
                                          --------   ----------  ----------  -------  ------------  ------------    ------------
                                          --------   ----------  ----------  -------  ------------  ------------    ------------



                                             Total
                                             -----
Balances at December 31, 1994             $   9,984,357

Private placements of common stock            1,934,496

Issuance of common stock for
  exercise of options                           322,852

Issuance of Series A Redeemable
  Preferred stock for acquisition of USC        261,250

Issuance of Series B Preferred Stock
  for acquisition of USC                      1,250,000

Issuance of Common Stock Purchase
  Warrants for acquisition of USC             2,303,300

Net loss for the period                      (2,249,613)
                                          -------------
Balances at September 30, 1995            $  13,806,642
                                          -------------
                                          -------------
Balances at December 31, 1995             $   8,978,945

Private placements of common stock              370,000

Issuance of common stock for:
  Exercise of options                            43,147
  Exercise of warrants                        1,362,500
  Conversion of debt                            450,000
  Other                                         918,656

Issuance of common stock for
  acquisition of USC securities              (1,861,966)
Issuance of warrants                            368,927
Preferred dividend requirements,
  including accretion                          (198,137)

Net income for the period                       637,227
                                          -------------
Balances at September 30, 1996            $  11,069,299
                                          -------------
                                          -------------


     The accompanying notes are an integral part of these consolidated financial statements.

                    SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                   For the nine months
                                                                   ended September 30,
                                                                   -------------------
                                                                    1996           1995
                                                                    ----           ----
Cash flows from operating activities:
  Net income (loss)                                              $   637,227   $(2,249,613)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
     Loss from discontinued operations                                    --       475,000
     Extraordinary item - gain on extinguishment of debt          (1,817,378)           --
     Depreciation and amortization                                 1,596,386       909,014
     Provision for losses on accounts receivable                     718,742       312,522
     Provision for Russian venture losses                                 --       143,558
     Cash used for discontinued SATC business                             --      (227,482)
     (Increase) decrease in:
       Accounts and notes receivabe                               (2,346,652)   (1,042,748)
       Prepaid expenses and other                                   (320,624)      114,555
       Other assets                                                 (440,838)       41,244
     Increase (decrease) in:
       Accounts payable and accrued expenses                         113,588        18,773
                                                                 -----------   -----------
Net cash used in operating activities                             (1,859,549)   (1,505,177)
                                                                 -----------   -----------
Cash flows from investing activities:
  Additions to property and equipment                             (2,546,914)      (65,792)
  Purchase of USC, net of cash acquired                                   --    (6,854,247)
  Cash used for discontinued SATC business                                --       (23,319)
  Other                                                                   --       (30,573)
                                                                 -----------   -----------
  Net cash used in investing activities                           (2,546,914)   (6,973,931)
                                                                 -----------   -----------
Cash flows from financing activities:
  Net changes in short-term loans                                    (10,571)     (468,028)
  Increase in long term debt                                      29,300,695     7,000,000
  Principal payments on long-term obligations                     (9,519,771)   (1,171,182)
  Debt issuance cost                                              (2,156,208)           --
  Proceeds from private placement of common stock                         --     1,682,503
  Proceeds from Series A Preferred Stock                                  --     1,000,000
  Proceeds from exercise of warrants                               1,359,149            --
  Proceeds from exercise of options                                  200,380       375,459
  Purchase of treasury stock                                      (2,900,000)           --
                                                                 -----------   -----------
Net cash provided by financing activities                         16,273,674     8,418,752
                                                                 -----------   -----------
Increase (decrease) in cash and equivalents                       11,867,211       (60,356)

Cash at beginning of period                                          823,738       331,431
                                                                 -----------   -----------
Cash and equivalents at end of period                            $12,690,949   $   271,075
                                                                 -----------   -----------
                                                                 -----------   -----------


            The accompanying notes are an integral part of these
                     consolidated financial statements.

                     SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim consolidated financial statements are those of SA Telecommunications, Inc. and subsidiaries (the "Company"). These interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for interim periods. The current period consolidated results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1996.

     All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - ACQUISITION OF FIRST CHOICE LONG DISTANCE, INC.

     Effective September 1, 1996, the Company acquired substantially all of the assets of First Choice Long Distance, Inc., a switch-based reseller located in Amarillo, Texas, for a total consideration of $2,070,000 (including noncompete agreements). The assets acquired included First Choice's customer base of approximately 4,500 customers and two Siemens Stromberg-Carlson DCO Central Office type switches, which will be integrated into the Company's existing network. First Choice has annualized revenues of approximately $3 million, based on its August 1996 unaudited monthly revenue.

     The acquisition was accounted for as a purchase, whereby the excess purchase price over the net assets acquired has been recorded based upon the fair market values of assets acquired. The excess of cost over net assets acquired of $454,000 and noncompete agreements of $720,000 are being amortized on a straight-line basis over 25 and 2 years, respectively. This allocation was based on preliminary estimates and may be revised at a later date. The Company's consolidated statements of operations include the results of operations of First Choice since September 1, 1996.

     The following unaudited pro forma combined results of operations of the Company assumes that the acquisition of First Choice was completed at the beginning of 1995. These pro forma amounts represent the historical operating results of First Choice combined with those of the Company with appropriate adjustments which give effect to interest expense and amortization expense. These pro forma amounts are not necessarily indicative of consolidated operating results which would have been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect of operating, selling, general and administrative expenses.

                                                   FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30
                                                    ------------------
                                                    1996          1995
                                                   ------        ------
     Revenues                                   $24,367,722    $16,318,071
     Net income (loss)                              318,779     (2,639,474)
     Net income (loss) per share outstanding          $0.02         $(0.24)

                   SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE C - NOTES PAYABLE AND LONG TERM DEBT

     On February 9, 1996, $450,000 of the Company's 8% Convertible Subordinated Debentures due in June 1996 were converted into 267,856 shares of the Company's Common Stock.

     On August 12, 1996, the Company consummated a private placement of $27,200,000 of its 10% Convertible Notes Due 2006 (the "Notes"). The Notes are currently convertible into the Company's Common Stock at a conversion price of $2.55 per share. The net proceeds from the sale of the Notes were approximately $25.4 million after giving effect to the transaction related fees and expenses. The Company used approximately $12.0 million of the net proceeds from the private placement to repay certain indebtedness, and to repurchase or redeem certain shares of the Company's Common Stock and outstanding debentures. The Company plans to utilize the balance of the proceeds (approximately $13.4 million) primarily to effect acquisitions and strategic alliances, to make capital expenditures, and for general corporate purposes.

     In September 1996, the Company redeemed its $2,000,000 principal amount of convertible debentures which had been issued in March, April and June of 1996. A $331,813 loss on extinguishment of debt was recorded on this redemption. This loss was incurred because the debentures had been recorded at less than their principal or face amount due to the valuation of warrants issued in conjunction with these debentures.

NOTE D - STOCK OPTIONS

     On March 28, 1996, the Board of Directors granted options under the 1994 Employee Stock Option Plan to purchase up to 607,500 shares of the Company's Common Stock to employees at a price of $2.03 per share (market value on the date of grant). After a six-month waiting period, the shares acquired upon exercise may not be sold earlier than periods varying from eighteen to thirty months.

NOTE E - COMMON STOCK PURCHASE WARRANTS

     On May 7, 1996, six holders of the Common Stock Purchase Warrants issued in the Company's September 20, 1995 private placement exercised such warrants for an aggregate of 1,070,000 shares of Common Stock at an exercise price of $1.25 per share or $1,337,500. In connection with such early exercise, the Company issued additional Common Stock Purchase Warrants to such holders exercisable into an aggregate of 1,337,500 shares of Common Stock at an exercise price of $2.40 per share between November 7, 1996 and May 7, 1998. One of the holders of such warrants exercisable into 750,000 shares of Common Stock has agreed not to exercise such warrants before January 7, 1997.

NOTE F - EARNINGS (LOSS) PER SHARE

     Earnings per share were calculated based upon the weighted average number of shares outstanding during the period plus the dilutive effect of stock options, stock warrants, and Series A Preferred Stock using the Modified Treasury Stock method, except where the assumed exercise or conversion of such stock options, stock warrants and Series A Preferred Stock would be anti-dilutive.

                    SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE F - EARNINGS (LOSS) PER SHARE - CONTINUED

                                   FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                  ----------------------  ----------------------
                                    1996         1995        1996       1995
                                  ----------  ----------  ----------  ----------
PRIMARY:
  Average Shares Outstanding      16,117,789  11,778,005  14,972,546  11,129,177
  Stock Options                           --          --   2,948,023          --
  Stock Warrants                          --          --   1,394,907          --
                                  ----------  ----------  ----------  ----------
    Total                         16,117,789  11,778,005  19,315,476  11,129,177
  Less: Shares purchased under
    the Treasury Method                   --         --   (2,343,087)         --
                                  ----------  ----------  ----------  ----------
                                  16,117,789  11,778,005  16,962,389  11,129,177
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------
FULL DILUTION:
  Average Shares Outstanding      16,117,789  11,778,005  14,972,546  11,129,177
  Stock Options                           --          --   2,948,023          --
  Stock Warrants                          --          --   1,394,907          --
  Series A Preferred Stock                --          --   1,440,000          --
                                  ----------  ----------  ----------  ----------
    Total                         16,117,789  11,778,005  20,755,476  11,129,177
  Less: Shares purchased under
    the Treasury Stock Method             --         --  (2,353,087)         --
                                  ----------  ----------  ----------  ----------
                                  16,117,789  11,778,005  18,402,389  11,129,177
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

NOTE G - PURCHASE OF USC SECURITIES

     In 1995, in connection with the acquisition of U.S. Communications, Inc. ("USC"), the Company issued securities ("USC Securities") comprised of
     (i) the notes having an original principal amount of $4,250,000 (ii) 125,000 shares of Series B Cumulative Convertible Preferred Stock, and
     (iii) warrants exercisable into an aggregate of 1,050,000 shares of Common Stock at $1.25 per share.

     On June 21, 1996, the Company completed the acquisition of all of the USC Securities for an aggregate of $308,500 of cash and the issuance of 843,023 shares of the Company's Common Stock, resulting in an extraordinary gain on early extinguishment of debt in the amount of $2,149,191. On August 14, 1996, the Company reacquired the 843,023 shares of the Company's Common Stock for $2,900,000 of cash.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three month and nine month periods ended September 30, 1996 and 1995. It should be read in conjunction with the Company's latest annual report on Form 10-KSB.

GENERAL

The Company is a regional interexchange carrier ("IXC") providing a wide range of domestic telecommunications services through its network of owned and leased facilities. The Company's customer base is primarily composed of small and medium sized commercial accounts and residential customers concentrated in secondary and rural markets in the southwestern United States. In addition to providing "1+" domestic long distance services, the Company also offers international long distance services, operator services, paging services, and other products such as voice and data private lines, "800/888" services, travel cards, wholesale long distance services, and local exchange services through an alliance with Southwestern Bell.

The Company entered the telecommunications business in 1991 through the acquisition of North American Telecommunications Corporation ("NATC"), a telecommunications provider offering international long distance service to foreign customers. In 1994 and 1995, the Company acquired two Texas-based switched resellers, Long Distance Network, Inc. ("LDN") of Dallas, Texas and U.S. Communications, Inc. ("USC") of Levelland, Texas. During 1996, the Company completed asset acquisitions of switched resellers of long distance telephone services located in Amarillo and McKinney, Texas, and acquired the stock of Uniquest Communications, Inc., a company engaged in outbound telemarketing and third party customer verification services. Also during 1996, the Company expanded its network through the acquisition of switching equipment in Amarillo and Lubbock, Texas and Phoenix, Arizona and the additions of leased transmission facilities between the Phoenix switch and the Company's switches in Dallas and Levelland, Texas.

The Amarillo, Texas asset acquisition of First Choice Long Distance, Inc. was effective September 1, 1996. The assets acquired included First Choice's customer base of approximately 4,500 customers and two Siemens Stromberg-Carlson DCO Central Office type switches, which will be integrated into the Company's existing network. First Choice has annualized revenues of approximately $3 million based on its August 1996 monthly revenue.

The Company markets its services in areas in the southwestern United States served by its network primarily under the "USC," "USI," "Southwest Long Distance Network" and "First Choice Long Distance" trade names. The growth of the Company's initial customer base was the result of its acquisitions of LDN, USC and First Choice. The Company anticipates future growth will result from sales and marketing efforts of its sales force and from continued acquisitions of telecommunications companies within its market area or adjacent thereto.

On August 12, 1996, the Company consummated a private placement of $27,200,000 of its 10% Convertible Notes due 2006 (the "Notes"). The Notes are currently convertible into the Company's Common Stock at a conversion price of $2.55 per share. The net proceeds from the sale of the Notes were approximately $25.4 million after giving effect to the transaction related fees and expenses. The Company used approximately $12.0 million of the net proceeds from the private placement to repay certain indebtedness, and to repurchase or redeem certain shares of the Company's Common Stock and outstanding debentures. The Company plans to utilize the balance of the proceeds (approximately $13.4 million) primarily to effect acquisitions and strategic alliances, to make capital expenditures, and for general corporate purposes.

FORWARD-LOOKING STATEMENTS

Certain of the statements made in this report are forward-looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant to management, including the Company's current negative cash flow position, the Company's historical operating losses, the need for integration of the Company's acquisitions, the regulatory environment, and other risks indicated in this and the other filings with the Securities and Exchange Commission. As a result, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward-looking statements made in this report.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of its operating revenues for the three and nine month periods ended September 30, 1996 and 1995.

                                                            For the three               For the nine
                                                            months ended                months ended
                                                            September 30,               September 30,
                                                       ----------------------     -----------------------
                                                         1996          1995           1996         1995
                                                       --------      --------     ----------    ---------
Revenue                                                     100 %         100 %          100 %        100 %
Cost of revenue                                              60            66             59           70
                                                       --------      --------     ----------    ---------
Gross profit                                                 40            34             41           30
Operating expenses:
  General and administrative                                 35            34             33           33
  Depreciation and amortization                               8             7              7            6
  Nonrecurring Russian venture charge                        --             2             --            1
                                                       --------      --------     ----------    ---------
Income (loss) from continuing operations                     (3)           (9)             1          (10)
Other income (expense)                                       (8)           (3)            (6)          (3)
Discontinued operations                                      --            (3)            --           (3)
Extraordinary gain (loss) on extinguishment of debt          (4)           --              8           --
                                                       --------      --------     ----------    ---------
Net income (loss)                                           (15)%         (15)%            3 %        (16)%
                                                       --------      --------     ----------    ---------
                                                       --------      --------     ----------    ---------
EBITDA(1) (loss), as defined                           $429,874      $(32,932)    $1,732,309    $(330,934)
                                                       --------      --------     ----------    ---------
                                                       --------      --------     ----------    ---------

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1995

Revenues increased by $502,417, or 7%, from $7,459,367 for the three months ended September 30, 1995 to $7,961,784 for the three months ended September 30, 1996. This $502,417 net increase in revenues was the result of (i) the First Choice acquisition which contributed $222,923, (ii) a $501,570 increase in the Company's "1+" revenue primarily arising from internal growth (excluding the First Choice acquisition), and (iii) a net decline of $222,076 in revenue relating to certain operator services, and the Company's wholesale and international business which the Company is de-emphasizing. The Company has continued to emphasize the generation of "1+" revenue from internal growth and acquisitions, and to de-emphasize the marketing of its operator service, wholesale and international business because "1+" business carries higher gross profit margins. As a result, the Company expects its operator services, wholesale and international revenues to remain flat or decline in the future, unless an opportunity arises whereby the margins for such lines of business are comparable to the Company's other products.

Gross profit increased by $645,042 from $2,547,633 for the three months ended September 30, 1995 to $3,192,677 for the same quarter in 1996. The gross profit margin increased by 6% from 34% for the three months ended September 30, 1995 to 40% for the three months ended September 30, 1996. This increase was primarily attributable to the integration and operation of the Company's network coupled with an increased number of calls originating and terminating on the network. Additionally, there has been an improved call mix with the lower margin operator service and wholesale traffic declining while being replaced with the higher margin "1+" type traffic.

General and administrative expense increased by $215,238 from $2,547,565 for the three months ended September 30, 1995 to $2,762,803 for the same quarter in 1996, and as a percentage of revenues, increased from 34% in 1995 to 35% in 1996. The increase in total general and administrative expense and small increase as a percentage of revenues is primarily attributable to the gearing up for additional growth and acquisitions in anticipation of an earlier closing date for the Note Offering than the actual closing date in August 1996.

Depreciation and amortization expense increased by $125,711 from $533,213 for the three months ended September 30, 1995 to $658,924 for the same quarter in 1996, and as a percentage of revenues, increased from 7% in 1995 to 8% in 1996. This increase resulted from higher depreciation and amortization charges arising from the acquisition of First Choice and increased depreciation from the acquisition of switching and other network equipment.

During the third quarter of 1995, the Company incurred a $143,558 nonrecurring charge to operations relating to the discontinuation of its non-telecommunications Russian ventures. This charge was made for costs associated with winding down the affairs of these ventures including termination costs, collectability of receivables, and write-downs of certain assets.

EBITDA increased by $462,806 from a negative $32,932 for the three months ended September 30,1995 to a positive $429,874 for the same quarter in 1996. This increase is primarily attributable to improved gross profit margins on increased revenues.

The Company incurred a loss from continuing operations of $709,703 for the three months ended September 30, 1995 versus a loss from continuing operations of $229,050 for the same quarter in 1996. This improvement was primarily attributable to improved gross profit margins, partially offset by increased depreciation and amortization.

The Company had net other expense of $241,262 for the three months ended September 30, 1995 compared to net other expense of $606,355 for the same quarter in 1996. This increase was primarily due to an increase in interest expense from $253,727 to $658,212 related to the issuance of the Notes in August 1996.

The Company recorded an additional $225,000 provision for operating losses during the phase-out period for its discontinued Strategic Abstract and Title Corporation ("SATC") subsidiary for the three months ended September 30, 1995. On February 29, 1996, SATC was sold to a key member of SATC management and an impairment loss was recorded as of December 31, 1995.

The Company incurred a loss on extinguishment of debt of $331,813 for the three months ended September 30, 1996. This loss relates to the Company's redemption of its $2 million principal amount of convertible debentures from the proceeds of the Note offering. The convertible debentures had been recorded at less than the principal or face amount due to the valuation of warrants issued in conjunction with these convertible debentures.

The Company incurred a net loss of $1,175,965 for the three months ended September 30, 1995 as compared to a net loss of $1,167,218 for the same quarter in 1996. This improvement is primarily attributable to the increased interest expense and the one-time extraordinary loss on extinguishment of debt, partially offset by improved gross profit margins on increased revenues.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1995

Revenues increased $8,426,787, or 61%, from $13,772,942 for the nine months ended September 30, 1995 to $22,199,729 for the nine months ended September 30, 1996. This $8,426,787 net increase in revenues was the result of (i) the customers, net of attrition, obtained in the USC acquisition which contributed $5,971,677, (ii) the First Choice acquisition which contributed $222,923, (iii) a $3,112,283 increase in the Company's "1+" revenue primarily arising from internal growth (excluding the USC and First Choice acquisitions), and (iv) a net decline of $880,096 in revenue relating to certain operator services, and the Company's wholesale and international business which the Company is de-emphasizing. The Company has continued to emphasize the generation of "1+" revenue from internal growth and acquisitions, and to de-emphasize the marketing of its operator service, wholesale and international business because "1+" business carries a higher gross profit margin. As a result, the Company expects its operator services, wholesale and international revenues to remain flat or decline in the future, unless an opportunity arises whereby the margins for such lines of business are comparable to the Company's other products.

Gross profit increased by $4,942,853 from $4,198,011 for the nine months ended September 30, 1995 to $9,140,863 for the nine months ended September 30, 1996. The gross profit margin increased by 11% from 30% for the nine months ended September 30, 1995 to 41% for the nine months ended September 30, 1996. This increase was primarily attributable to the integration and operation of the Company's network coupled with an increased number of calls originating and terminating on the network. Additionally, there has been an improved call mix with the lower margin operator service and wholesale traffic declining while being replaced with the higher margin "1+" type traffic.

General and administrative expense increased by $2,879,609 from $4,528,945 for the nine months ended September 30, 1995 to $7,408,554 for the nine months ended September 30, 1996, and as a percentage of revenues, remained constant at 33% during each respective period. The increase in total general and administrative expense is attributable to the gearing up for additional growth and acquisitions in anticipation of an earlier closing date for the Note offering.

Depreciation and amortization expense increased by $697,726 from $909,014 for the nine months ended September 30, 1995 to $1,606,740 for the same nine months ended September 30, 1996, and as a percentage of revenues, increased from 6% in 1995 to 7% in 1996. This increase resulted from higher depreciation and amortization charges arising from the acquisition of First Choice and increased depreciation from the acquisition of switching and other network equipment.

During the third quarter of 1995, the Company incurred a $143,558 nonrecurring charge to operations related to the discontinuation of its non-telecommunications Russian ventures. This charge was made for costs associated with winding down the affairs of these ventures including termination costs, collectibility of receivables, and write-down of certain assets.

EBITDA increased by $2,063,243 from a negative $330,934 for the nine months ended September 30, 1995 to a positive $1,732,309 for the nine months ended September 30, 1996. This increase is primarily attributable to improved gross profit margins on increased revenues.

The Company incurred a loss from continuing operations of $1,383,506 for the nine months ended September 30, 1995 versus income from continuing operations of $125,569 for the same period in 1996. This improvement was primarily attributable to improved gross profit margins.

The Company had net other expense of $354,440 for the nine months ended September 30, 1995 compared to the net other expense of $1,305,720 for the same period in 1996. This increase was primarily due to an increase in interest expense from $364,260 to $1,352,072 related to the issuance of the Notes in August 1996.

The Company recorded an additional $475,000 provision for operating losses during the phase-out period for its discontinued SATC subsidiary for the nine months ended September 30, 1995. On February 29, 1996, SATC was sold to a key member of SATC management and an impairment loss was recorded as of December 31, 1995.

The Company recognized a net gain (made up of two components) on extinguishment of debt of $1,817,378 for the nine months ended September 30, 1996. The first component was a gain on extinguishment of debt of $2,149,191 relating to the Company's redemption of securities issued in connection with the USC acquisition for an aggregate of 843,023 shares of the Company's Common
Stock and $308,500 of cash. This gain was recognized in the second quarter of 1996. These securities redeemed included (i) notes having an aggregate principal amount of $3,150,000 and bearing interest at 11% per annum, (ii) an aggregate of 125,000 shares of Series B Cumulative Convertible Preferred
Stock, and (iii) a warrant which was exercisable into an aggregate of 1,050,000 shares of the Company's Common Stock at any time prior to July 31, 2000 at a per share price of $1.25. The second component was a loss on extinguishment of debt of $331,813 relating to the Company's redemption of its $2,000,000 principal amount of convertible debentures from the proceeds of the note offering which was incurred in the third quarter of 1996.

The Company incurred a net loss of $2,212,946 for the nine months ended September 30, 1995 as compared to net income of $637,227 for the same period in 1996. This improvement is primarily attributable to the one-time net extraordinary gain on extinguishment of debt and improved profit margins, partially offset by increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

On August 12, 1996, the Company completed a $27.2 million private placement of the Notes, which are generally convertible at any time after December 10, 1996 at a conversion price of $2.55 per share, subject to adjustments in certain circumstances. The Notes are redeemable at the option of the Company in whole or in part at any time on or after August 15, 1999 at annual redemption prices starting at 107% of principal, plus accrued interest to the redemption date. Each holder of the Notes has the right to require the Company to repurchase the Notes in the event that all three of the following events occur: (i) the Company incurs certain indebtedness, (ii) the pro-forma interest coverage
(as defined) is less than 2.0 to 1, and (iii) the average closing price of the Company's Common Stock is less than $2.00 per share for the preceding twenty trading days.

The Company has used the net proceeds received from the sale of the Notes of approximately $25.4 million after deducting estimated transaction related fees and expenses to (i) refinance existing bank debt of approximately $7 million, (ii) exercise the Company's option to purchase 843,023 shares of the Company's Common Stock from former USC shareholders,
(iii) redeem or repurchase certain of the Company's outstanding debentures for $2.1 million, with the remaining balance of approximately $13.4 million earmarked to effect acquisitions and strategic alliances, to make capital expenditures, and for general corporate purposes.

On November 9, 1996, the average closing price of the Company's Common Stock had been less than $2.00 for the prior twenty trading days and the Company's pro forma interest coverage (as defined) was less that 2.0 to 1. Therefore, if the Company incurs additional indebtedness (other than an accounts receivable and inventory line of credit as permitted under the Note Indenture) then the holder of the Notes would have the right to require the Company to repurchase the Notes. Management currently is of the opinion that this restriction on additional borrowings will have no adverse effect on the Company's operations.

The Company has experienced difficulties in obtaining the necessary circuits from U. S. West Communications ("US West"), the Regional Bell Operating Company ("RBOC") which operates in states such as Arizona, Colorado and New Mexico currently being served by the Company. These circuits, which must be obtained from the local RBOC, enable the Company's network to operate at its optimum efficiency by increasing the number of calls originating and terminating on the network. This problem with the availability of US West circuits is not unique to the Company as other carriers are also experiencing this same difficulty. US West has thus far not installed the necessary equipment in their local central offices to meet the demand for circuits. Should the lack of available US West circuits continue, this condition will have a negative impact on gross profit margin and thus profitability because the Company will be forced to terminate calls off its network at a higher cost than if terminated on its network.

The Company experienced negative cash flow from operating activities of $1,505,177 for the nine months ended September 30, 1995 as compared to $1,859,549 for the like period of 1996. The negative cash flow of $1,859,549 for the nine months ended September 30, 1996 includes approximately $1,000,000 of claims for transmission and access charges which the Company believes were overbilled by the Company's long line transmission carriers and several local exchange carriers. The Company intends to vigorously pursue settlement of these disputed charges by demanding cash repayment or credit against future billings.

Cash used in investing activities was $6,854,247 for the nine months ended September 30, 1995 as compared to $2,546,914 for the like period in 1996. The $2,546,914 in 1996 was attributable to increases in property and equipment primarily related to switching equipment and network associated costs.

Cash provided by financing activities was $8,418,752 for the nine months ended September 30, 1995 as compared to $16,273,674 for the like period of 1996. The majority of the increase is attributable to the issuance of the Notes in August 1996.

At September 30, 1996, the Company had a cash and cash equivalent balance of $12,690,949 as compared to $823,738 at December 31, 1995. As of September 30, 1996, working capital was a positive $13,211,725 as compared to a negative $2,841,834 at December 31, 1995. This improvement is attributable to the issuance of the Notes in August 1996.

On May 7, 1996, six holders of the Common Stock Purchase Warrants issued in the Company's September 20, 1995 private placement exercised such warrants for an aggregate of 1,070,000 shares of Common Stock at an exercise price of $1.25 per share or $1,337,500. In connection with such early exercise, the Company issued additional Common Stock Purchase Warrants to such holders exercisable into an aggregate of 1,337,500 shares of Common Stock at an exercise price of $2.40 per share between November 7, 1996 and May 7, 1998. One of the holders of such warrants exercisable into 750,000 shares of Common Stock has agreed not to exercise such warrant until January 7, 1997.

CAPITAL EXPENDITURES

Capital expenditures for the nine months ended September 30, 1996 totaled $4,793,026, of which $1,346,112 was financed. The majority of these capital expenditures relate to switching equipment acquired by means of capital leases and network costs. Other than additional fixed facilities such as switching equipment requirements as the network expands, future capital expenditures are expected to be minimal. The Company's future capital expenditures related to network expansion will be made primarily to acquire switches and related equipment. Additional switching equipment would require significant capital expenditures by the Company. The Company expects to use part of the proceeds of the Note Offering for capital expenditures.

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

NEW ACCOUNTING STANDARDS

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense is to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or statement of operations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    On July 20, 1995, a suit was filed in the 101st Judicial District Court in Dallas, Texas, Cause No. 95-07136-E (SILVIO AVYAM V. SA HOLDINGS, INC. AND NORTH AMERICAN TELECOMMUNICATIONS CORPORATION), against the Company and its wholly-owned subsidiary North American Telecommunications Corporation ("NATC") in which the plaintiff is seeking damages from the Company and NATC in excess of $1,500,000 for alleged breach of contract, breach of fiduciary duty, conspiracy and fraud arising out of the termination of the consultant agreement between NATC and plaintiff. The plaintiff is also seeking an accounting with respect to his relationship with NATC, the issuance of shares of the Company's Common Stock allegedly owed to him and exemplary damages and attorney's fees. The Company believes it has meritorious defenses to the alleged claims and intends to vigorously defend such lawsuit. However, if the Company were required to pay the alleged damages in such lawsuit, it could have a material adverse effect on the Company's financial condition and results of operations. On February 5, 1996, the Company and NATC filed a counterclaim against the plaintiff for breach of his consulting agreement and other related claims alleging an unspecified amount of damages. On March 7, 1996, the plaintiff filed a general denial of such counterclaim. A hearing was held on the Company's motion for summary judgment on July 12, 1996 which was later verbally denied and no order was issued. On September 24, 1996 the parties met for a court ordered mandatory but nonbinding mediation which did not result in settlement. A nonjury trial has been scheduled for December 9, 1996, and a joint motion for continuance of this trial date was filed on November 8, 1996.

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

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

 27.1         Financial Data Schedule*
_____________
*   Filed herewith

(b)  REPORTS ON FORM 8-K

    The Company filed on July 3, 1996 a Current Report on Form 8-K dated June 24, 1996 announcing the purchase from Howard Maddera, William L. Johnson and Marianne Reed effective as of June 14, 1996 of (1) all 125,000 outstanding shares of the Company's Series B Cumulative Convertible Preferred Stock, (2) warrants to purchase an aggregate of 1,060,000 shares of the Company's Common Stock, (3) and promissory notes in an aggregate principal amount outstanding of $3,150,000. The consideration for such purchase consisted of an earlier cash payment of $308,500 and the issuance of an aggregate of 843,023 shares of the Company's Common Stock. No financial statements were filed.

    On July 30, 1996, the Company filed a Form 8-K to correct certain exhibits filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1995. No financial statements were filed.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date: November 14, 1996                SA Telecommunications, Inc.



                                       By: Jack W. Matz, Jr.
                                           ------------------------------
                                            Jack W. Matz, Jr.
                                            Chief Executive Officer


                                       By: J. David Darnell
                                           ------------------------------
                                            J. David Darnell
                                            Vice President, Finance and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT  DOCUMENT DESCRIPTION
NO.

27.1     Financial Data Schedule*
_____________
*   Filed herewith