Form 10KSB
period 1996-12-31
SA TELECOMMUNICATIONS INC /DE/
filed 1997-03-31
CIK 845414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
      For the fiscal year ended December 31, 1996
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______

                         Commission file number 0-18048

                           SA TELECOMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                                   75-2258519
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

   1600 PROMENADE CENTER, 15TH FLOOR                        75080
           RICHARDSON, TEXAS                              (Zip Code)
(Address of principal executive offices)


                   Issuer's telephone number: (972) 690-5888

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]
 Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Section 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1996 were $35,668,502.

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant's common stock at March 27, 1997 was $1.19.

There were 15,668,835 shares of the registrant's common stock outstanding as of March 27, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information in the definitive Proxy Statement for the Annual Meeting of Stockholders of SA Telecommunications, Inc. to be held on May 29, 1997 to the extent indicated in
Part III, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1996.

Transitional Small Business Disclosure Format (check one):     Yes      No  X
                                                                   ---     ---

                                   GLOSSARY

1996 Act       Telecommunications Act of 1996, which became law on February 8,
               1996.

AT&T AT&T Communications, Inc., an IXC wholly owned by American Telephone and Telegraph Company which provides interexchange services and facilities on a nationwide and international basis.

AT&T Decree    AT&T Divestiture Decree entered into on August 24, 1982, by the United States District Court for the District of
               Columbia. The AT&T Decree, among other things, ordered AT&T to divest its wholly owned BOCS from its long lines division and manufacturing operations and generally prohibited BOCS from providing long distance telephone service between LATAs.

BOC            Bell System Operating Company - A LEC owned by any of the seven
               RBOCS.

Carrier        A company engaged in carrying signals or messages for hire.

CLEC           Competitive Local Exchange Carrier - a LEC other than a BOC or
               GTE.

FCC            Federal Communications Commission.

GTE            GTE Corporation and its subsidiaries, the largest U.S. based LEC.

Inter-LATA
Service        Telephone service originating and terminating between LATAs.

Intra-LATA
Service        Telephone service originating and terminating within a single
               LATA.

IXC Interexchange carrier - a carrier providing Inter-LATA, interstate and/or international telecommunications services over its own switch and transmission facilities or facilities provided by other interexchange carriers or a combination of both.

LATAs Local Access and Transport Areas - the approximately 200 geographic areas defined pursuant to the AT&T Decree between which the BOCs were generally prohibited from providing long distance services prior to the 1996 Act.

Local Exchange A geographic area generally determined by a PUC, in which calls generally are transmitted without toll charges to the calling or called party.

LEC Local Exchange Carrier - a company providing local telephone services. Each BOC is a LEC.

MCI MCI Communications Corp., an IXC which provides interexchange services and facilities on a nationwide and international basis.

PUC Public Utility Commission - a state regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the companies engaging in the provision of long distance services or local exchange services.

RBOC Regional Bell Operating Company - any of the seven regional Bell holding companies which the AT&T Decree established to serve as parent companies for the BOCs--NYNEX, Bell Atlantic, Bell South, Ameritech, US West, Southwestern Bell and Pacific Telesis Group.

SPCOA          Service Provider Certificate of Authority.

Sprint Sprint Corporation, an IXC which provides interexchange services and facilities on a nationwide and international basis.

Tariff The schedule of rates and regulations set by the communications common carriers and filed with the appropriate federal and state regulatory agencies, the published official list of charges, terms and conditions governing provision of a specific communications service or facility, which functions in lieu of a contract between the commercial or residential customers or other user and the supplier or carrier.

Southwestern
Bell Southwestern Bell Telephone Company, a BOC owned by SBC Communications, Inc. which provides local exchange services in Texas, Missouri, Oklahoma, Kansas and Arkansas.

Switched
Reseller A long distance provider which resells the services of other long distance providers and owns or leases switching equipment but does not own or lease transmission facilities.

Switchless
Reseller A long distance provider which resells the services of other long distance providers but does not own or lease any switching equipment or transmission facilities.

Texas PUC      Public Utility Commission of Texas.

WorldCom WorldCom, Inc., an IXC which provides interexchange services and facilities on a nationwide and international basis.

                    SA TELECOMMUNICATIONS, INC. & SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.        Description of Business......................................   1
Item 2.        Description of Property......................................  19
Item 3.        Legal Proceedings............................................  19
Item 4.        Submission of Matters to a Vote of Security Holders..........  20

                                     PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.....  20
Item 6.        Management's Discussion and Analysis or Plan of Operation....  23
Item 7.        Financial Statements.........................................  34
Item 8.        Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure.....................................  35

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act...  35
Item 10.       Executive Compensation.......................................  35
Item 11.       Security Ownership of Certain Beneficial Owners and
               Management...................................................  35
Item 12.       Certain Relationships and Related Transactions...............  36

                                    PART IV

Item. 13.      Exhibits and Reports on Form 8-K.............................  36

Index to Financial Statements............................................... F-1

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements regarding the Company's business and future financial condition and results of operations that involve risks and uncertainties, including but not limited to, those set forth under the section entitled "BUSINESS - SPECIAL CONSIDERATIONS" and elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission. Words or phrases such as "will continue", "anticipate", "expect", "believe", "intend", "estimate", "project", "plan" or similar expressions are intended to identify forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may vary significantly from those indicated.


GENERAL

     SA Telecommunications, Inc. is a publicly held holding company which, through its operating subsidiaries, is a full-service regional interexchange carrier providing a wide range of domestic telecommunications services through its network of owned and leased transmission and switching
facilities.   As used herein, the term "Company" refers to SA
Telecommunications, Inc. and its subsidiaries, unless the context otherwise requires.

     The Company primarily serves small and medium sized commercial accounts in the west, southwest and south central United States. A vast majority of the Company's commercial and residential customers are located in suburban, secondary and rural markets. In addition to providing "1+" domestic long distance services, the Company also offers international long distance, wholesale long distance, operator and wireless services, and other products such as voice and data private lines, "800/888" services, Internet access and travel cards. The Company is also an authorized reseller of local telephone service in Texas and California.

     The Company entered the telecommunications business in 1991 through the acquisition of North American Telecommunications Corporation ("NATC"), a telecommunications provider offering international long distance telecommunications services to foreign customers. In 1994 and 1995, the Company acquired two Texas-based switchless resellers, Long Distance Network, Inc. ("LDN") of Dallas, Texas, and U.S. Communications, Inc. ("USC") of Levelland, Texas. During 1996, the Company purchased substantially all of the assets of First Choice Long Distance, Inc. ("FCLD"), a switched reseller of long distance telephone services located in Amarillo, Texas. Additionally, in 1996 the Company acquired Economy Communications, Inc. ("Economy"), a switchless reseller located in McKinney, Texas, and acquired Uniquest Communications, Inc., ("Uniquest") a corporation engaged in third party customer verification services and outbound telemarketing.

     Effective November 1, 1996, the Company purchased all of the issued and outstanding capital stock of AddTel Communications, Inc. ("Addtel"), a switchless reseller of long distance services based in Glendale, California. At December 31, 1996, a majority of Addtel's revenue was derived from the provision of wholesale long distance services while its retail customer base primarily consisted of small and medium sized commercial accounts and residential customers concentrated in the greater Los Angeles metropolitan area.

     The growth in the Company's initial customer base has been largely the result of these acquisitions. Also during late 1995 and early 1996, the Company purchased and installed switches in Dallas, Texas and Phoenix, Arizona and added leased transmission facilities between these switches and the operator switch the Company acquired in the USC acquisition. The Company expanded its network through the acquisition of switching equipment in Amarillo and Lubbock in connection with the FCLD acquisition. During 1997, the Company plans to upgrade and move the Amarillo switch to Los Angeles, California to add leased transmission facilities between this switch and its other switches.

     The Company markets its services in areas in the west, southwest and south central United States served by its network primarily under the trade names "USC," "USI," "First Choice Long Distance" and "Southwest Long Distance Network." The Company also markets its services under the trade name "Addtel" through agents. The Company currently anticipates future growth will primarily result from sales and marketing efforts of its direct sales force, telemarketing, agent sales, mass marketing sales, and from continued acquisitions of telecommunications companies within its market area or adjacent thereto.

     The Company's Common Stock is traded on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market ("SmallCap Market") under the symbol "STEL." The executive offices of the Company are located at 1600 Promenade Center, 15th Floor, Richardson, Texas 75080, and the telephone number of the executive offices is (972) 690-5888. The Company was incorporated on December 23, 1988.


SERVICES

DOMESTIC LONG DISTANCE AND RELATED SERVICES. The Company provides its customers with 24-hour long distance telephone services to all points in the United States and to any foreign country. The Company's primary services are switched "1+" domestic long distance service, in-bound domestic "800/888" service, and domestic travel card service. The Company's "1+" domestic service is provided through equal access to the network of the LEC with the Company as the customer's primary long distance carrier. In-bound "800/888" service allows a customer to receive calls at a specified number from the general public at no cost to the caller. Travel card service allows an individual to call another destination while outside of their office or home. Other offerings include the ability to call foreign countries from domestic locations (international calling), domestic long distance directory assistance, the provision of voice and data private line services, dedicated "1+" domestic long distance service, as well as a domestic operator assistance service. Customer billing is generated internally for the Company's "1+" business and is LEC billed through a third party service provider with respect to operator service and certain mass marketing programs. Domestic long distance and related services represented approximately 76% of the Company's revenues in 1994, 92% in 1995 and 95% in 1996. This growth is a result of a primary focus on this segment due to higher profit margins and network utilization.

     The Company's customers can access the Company's network in several ways. If a customer is located in an area that has been converted to equal access (meaning that all long distance carriers are provided with equal access to the respective LEC's network) and that customer has selected the Company as its primary long distance carrier, access is gained by dialing "1" plus the area code and number desired. Substantially all of the Company's customers gain access to the Company's network in this manner. The Company also provides access to its switches through dedicated access lines which are private-leased lines dedicated to one customer. Finally, customers in both equal access areas and non-equal access areas can access the Company's network by dialing a Company provided access number. Under its service options, the Company charges its customers on the basis of minutes of usage at rates that vary with the distance, duration and/or time of day of the call.

OPERATOR SERVICES. The Company provides operator services to pay telephone owners, hotels and other persons who provide telephone equipment that is available to the public. These services consist of assistance in placing long distance telephone calls, including collect calls or person-to-person calls. Operator services represented approximately 46% of the Company's revenues in 1994, 22% in 1995, and 11% in 1996. The Company does not anticipate spending significant additional capital or otherwise devoting the Company's resources to expanding its operator service business unless an opportunity arises whereby the margins for such line of business is comparable to the Company's other products.

WHOLESALE SERVICES. The Company also provides transport and switch services through its network to resellers of domestic long distance services. Wholesale services constituted 9% of total revenue in 1994, 4% in 1995, and increased to 13% in 1996 due to the Addtel acquisition. As a result of the acquisition of Addtel, the Company presently derives a significant portion of its revenue from the provision of wholesale long distance services to Star Telecommunications, Inc. ("Star"). Although the Company believes its relationship with Star is good, there can be no assurance that the relationship will continue as presently in effect. Any termination or significant disruption of the Company's relationship with Star would have a material adverse effect on the Company's gross revenues but would likely improve profit margins. In addition, a deterioration in the financial condition of Star could possibly expose the Company to potentially large accounts receivable write-offs which would adversely effect the Company's financial condition and results of operations. The Company plans on phasing out the wholesale business obtained in the Addtel acquisition by the end of the second quarter of 1997. Management of the Company believes this seqment of the business is substantially less profitable than the retail business and bears a higher credit risk.

INTERNATIONAL CALL BACK. The Company also provides international service under the GlobalCOM product name to individuals originating long distance telephone calls from outside the United States. During the fourth quarter of 1996, management of the Company decided to offer the international call back business for sale, and if such sale was not forthcoming during the second quarter of 1997, to discontinue these international services by the end of the second quarter. The revenues from international call back services as a percentage of total revenues which was 8% in 1995 had already diminished to 5% of total revenues in 1996 largely as a result of the Company's previous decision in October 1994 to focus on higher margin domestic telecommunications services.

OTHER TELECOMMUNICATIONS SERVICES. In May 1996, the Company was granted an SPCOA from the Texas PUC permitting the Company to offer Southwestern Bell local services on a resale basis to customers within Texas. The Company is currently test marketing such service in portions of Texas at rates specified under Southwestern Bell's resale tariff and is negotiating an interconnection agreement for resale of local services in Texas and other states within the Company's and Southwestern Bell's overlapping service areas. The Company has also applied for similar certification in seven of the other states where it is currently providing long distance services. On February 23, 1996, Addtel was granted authority to resell local exchange services in California, but is currently not providing such service. Management of the Company believes that the resale of local exchange services will be instrumental to the Company in the future because it will permit the Company to offer local telecommunications service, together with a variety of long distance services, to its customers under one invoice.

     The Company has also entered into contractual relationships which permit the Company to offer paging services, Internet access services and to provide conference calling of other providers.

BUSINESS STRATEGY

     The Company's objective is to become the leading regional provider of domestic telecommunications services by expanding its customer base and increasing the utilization of its network. The Company plans to achieve this goal through the implementation of a four point strategy consisting of acquisitions, internal growth, network expansion and strategic alliances.

ACQUISITIONS. An important part of the Company's growth strategy is to continue to acquire and integrate telecommunications companies whose customer base is located in areas contiguous to or overlapping with the Company's existing service area. The Company will seek to achieve operating efficiencies as a regional consolidator by increasing customers and benefiting from compatible call traffic patterns within its targeted expansion areas in the west, southwest and south central United States. The Company's ability to effect such acquisitions may be limited by virtue of the Company's liquidity, the covenants set forth in the Indenture ("Notes Indenture") with respect to the Company's $27,200,000 principal amount of 10% Convertible Notes Due 2006 (the "Notes"), the Company's $3,800,000 10% Convertible Debenture Due 2006 (the "Debenture") and the Company's line of credit arrangement (the "Greyrock Facility") with Greyrock Business Credit ("Greyrock"). See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

INTERNAL GROWTH. The Company will seek to increase its revenues through the use of its direct sales force, telemarketing sales, agents and other marketing techniques such as direct mail and mass marketing to achieve internal growth. The Company's strategy also seeks to increase its customers' utilization of its network by promoting the sale of additional or "bundled" services, such as Internet access, local access and wireless services, and enhanced services such as voice mail, broadcast fax, and conference calling.

NETWORK EXPANSION. The Company believes that expanding its network will enable the Company to control the flow of its long distance traffic and to increase its overall profit margin as well as improve the quality of its network transmission. The Company monitors traffic patterns on its network, allowing it to replace variable long distance transport costs with fixed transport costs when call volumes to particular geographic areas dictate. The Company's switches utilize software to reduce long distance transport costs of individual calls.

STRATEGIC ALLIANCES. The Company's growth plans include the exploration of strategic alliances with product and service providers in the telecommunications industry primarily inside its present geographic area. The Company believes that such strategic relationships may enable it to penetrate new markets, enhance its product offerings or more efficiently utilize its network. The Company has entered into contractual arrangements with PageMart Wireless, Inc. to provide paging services to its customer base, Conference Pros International, Inc. to provide conference call capabilites to its customers, and Leapfrog Technologies, LLC to provide Internet access through its "Bitstreet" software product.


PROCESSING OF A LONG DISTANCE TELEPHONE CALL

     A long distance telephone call is processed in three basic phases: origination, transport (long haul) and termination. A call is originated when a customer first obtains a dial tone provided by such customer's

LEC, either an RBOC or a CLEC. A customer who has chosen a primary long distance provider may initiate a long distance telephone call by dialing "1" (plus the area code when necessary) and the telephone number of the person being called. If a customer has chosen a long distance provider which, like the Company, is an IXC, or which is a switched reseller, the long distance call is routed to the switching equipment maintained by that long distance provider. If the customer has designated a long distance carrier which is a switchless reseller, the call is routed to a switch owned by the IXC providing switching service to the switchless reseller. The long distance provider will pay access charges to the LECs originating and terminating the call.

     The IXC's switch, or point of presence ("POP"), deciphers the call and switches it to the long distance transmission lines for transport to the appropriate region of the country. Calls handled by the Company's switches are routed to the Company's transmission lines, where available, or to the transmission lines of others, depending upon the destination of the call. Currently, the Company utilizes various telecommunications carriers to carry long distance calls that cannot be carried by the Company's own network facilities.

     A long distance call leaves the transport process when it reaches a switch owned by a LEC providing local access service to the termination telephone. This switch routes the long distance call onto the LEC's local access network for termination. For each long distance call, the originating and terminating LECs receive an access fee from the switched reseller or IXC providing long distance service to the local customer. A switched reseller or IXC builds this fee and any termination fees into the fees it charges its customers for long distance telephone service.

     In order to complete a telephone call outside of the area covered by the Company's network facilities, the Company must utilize transmission facilities maintained by third parties. The Company pays a fee to these companies on a usage basis. The Company's switches are capable of routing calls to the provider of long distance transmission facilities for the call in question with the least cost to the Company, based upon pre-coded instructions.


THE COMPANY'S NETWORK

     The Company currently operates switching equipment located in Dallas and Lubbock, Texas and Phoenix, Arizona under capital lease arrangements and an operator service switch located in Levelland, Texas. During 1997, the Company plans to upgrade and move the switch formerly located in Amarillo, Texas to Los Angeles, California. In addition, the Company leases local access circuits and long distance transmission facilities from various providers. The local access circuits and transmission facilities connect the Company's switches with each other and with switching equipment owned by third parties in other geographic areas. Together, the Company's switches, local access circuits, and long distance transmission facilities comprise the Company's network. The Company's transmission facilities between the Company's switches and the LECs in its market area permit the routing of a customer's telephone call directly from the LEC's switch to the Company's switch and ultimately to the destination number. The call can be routed over the Company's network, to the extent that the Company's long distance transmission facilities originate and terminate in the appropriate geographic region, or a combination of the Company's facilities and a third party provider. Also, the call can be routed completely over a third party provider based upon a contractual relationship with the Company. Calls which originate and terminate on the Company's network have a higher gross margin than other calls because the Company only has to pay origination and termination fees to the serving LECs and not to another IXC for off-network coverage. The Company's digital switches in Dallas, Lubbock and Phoenix and the switch to be relocated in Los Angeles will permit the Company to route calls to the least expensive alternative available to the Company.

     The Company currently utilizes Siemens Stromberg Carlsen DCO Class 4/Class 5 switches for its network platform. These switches are connected through leased fiber-optic transmission lines, which are connected to LEC's tandem switches in LATAs in its target market. The Company's switches are fully digital and utilize advanced routing systems for enhanced transmission quality. Siemens switches are used extensively by RBOCs and IXCs because they are modular, very flexible and easily adaptable.

SALES AND MARKETING

     The Company markets its services primarily through four sales channels: direct sales, agent sales, telemarketing and mass marketing sales. Currently, the Company directly markets its services from 27 locations situated throughout the Company's contiguous primary nine state region. The Company believes it offers comparable products and services generally provided by national carriers. The Company emphasizes local market representation in both sales and service in the markets which it serves.

INDUSTRY BACKGROUND

     The competitive long distance telecommunications industry in the United States has evolved principally as the result of the court-ordered divesture in 1984 by AT&T of its local exchange operations previously performed by AT&T's 22 operating companies. The AT&T Decree divided the United States into approximately 200 LATAs and combined these 22 companies into seven RBOCs. These RBOCs (NYNEX, Bell Atlantic, Bell South, Ameritech, US West, Southwestern Bell and Pacific Telesis Group) along with other entities such as GTE and other smaller companies, were given the exclusive right to provide intra-LATA telephone service, local access service to long distance carriers and intra-LATA toll service. RBOCs were prohibited from transmitting inter-LATA telephone calls, which services became the province of long distance companies which own or lease and operate both switching equipment and long distance transmission facilities, including AT&T, MCI, Sprint, WorldCom and other IXCs such as the Company. Other companies offering long distance service act as resellers for the services of long distance companies as switchless resellers or switched resellers.

     The AT&T Decree, together with a separate court decree ("GTE Decree") entered in 1984, helped create the foundation for smaller companies, such as the Company, to emerge as competitive alternatives to AT&T, MCI, Sprint and WorldCom for long distance telecommunications services. The AT&T Decree required that the RBOCs provide all IXCs with access to local exchange service for the purpose of accepting and completing inter-LATA calls. The access provided must be "equal in type, quality and price" to that provided to AT&T. In addition, RBOCs are required to maintain a subscription process that gives a telephone customer the right to select an IXC for carrying such customer's inter-LATA telephone calls. These so-called "equal access" and related provisions were intended to prevent preferential treatment of AT&T by the RBOCs and to regulate charges that the RBOCs could charge the IXCs, regardless of their volume of traffic. Similar access requirements have been imposed upon the subsidiaries of GTE, which provide local telephone service, and upon other independent LECs. Notwithstanding the AT&T Decree, the GTE Decree and certain FCC regulations, there are limited "nonequal access" areas in the United

States where local access providers are not required to provide "equal access" and where the competitive market in long distance services has not developed to the degree it has elsewhere. Equal access is also not required for wireless calls. The equal access rules have resulted in IXCs, such as the Company, being able to offer "1+" dialing (i.e., by dialing "1" (plus the area code when necessary) and the telephone number of the person being called) rather than the customer dialing access codes or identification numbers and codes in order to utilize the Company's long distance telephone services.

1996 ACT. The 1996 Act is intended to foster additional competition in the United States domestic telecommunications market. The legislation opened, for the first time, the local access service market to competition, by requiring that LECs permit interconnection to their networks and, among other things, to provide unbundled access, resale, number portability, dialing parity, access to rights of way and mutual compensation. In effect, the 1996 Act seeks to foster competition in the local telephone market as the AT&T Decree and GTE Decree did in the long distance market by requiring LECs to allow the resale by third parties, of some or all of the services now being provided to residential and business customers. The legislation also codifies the LECs' equal access and non-discrimination obligations and preempts inconsistent state regulation. Finally, the legislation also contains special provisions which eliminate the AT&T Decree and the GTE Decree, which restrict the RBOCs and GTE operating companies, respectively, from providing long distance service and engaging in telecommunications equipment manufacturing. These new provisions permit RBOCs to enter the long distance market under certain conditions and to enter into business relationships with IXCs that were previously prohibited. An RBOC will no longer be restricted from providing inter-LATA long distance service outside of those markets in which it provides local access service (referred to as "out-of-region" long distance service). An RBOC may provide long distance service within the regions in which it also provides local exchange service (referred to as "in-region" service) if it satisfies several procedural and substantive requirements, including obtaining FCC approval. FCC approval is to be granted upon a showing that (1) facilities-based competition is present in the state in question, (2) the RBOC has entered into interconnection agreements in those states in which it seeks long distance relief and (3) the interconnection agreements satisfy a 14-point "checklist" of competitive requirements, and if the FCC is satisfied that the RBOC's entry into the long distance market in question is in the public interest. Before making its ruling the FCC is instructed to consult with the Department of Justice ("DOJ"), but the FCC is not bound by recommendations of the DOJ.

     The Company believes that the 1996 Act will result in substantial changes in the marketplace that should be generally favorable for the Company. Since the 1996 Act seeks to foster greater competition in the telecommunications industry, the Company believes it will benefit by being able to offer a wider array of potential products and services formerly not sold by long distance providers. The Company also believes it will have the ability to market a full range of local telecommunications services, and to negotiate favorable agreements with a variety of products for local, long distance and associated telecommunications services.

     Recently, the FCC concluded many months of hearings based on the implementation of the 1996 Act, and as a result, issued several sweeping orders, of which the "interconnection" order is most significant. The "interconnection" order outlined how companies desiring to enter into local phone markets can "hook up" to RBOCs and GTE and the networks of other LECs. It also set specific formulas to determine the charges associated with leasing part of a local network. These formulas outline reductions to the companies of 17% to 25% below the price of the RBOCs and GTE retail local phone service for purposes of local resale. The RBOC's and GTE appealed this order, and in October 1996, they were granted a temporary stay of the FCC order by the U.S. Court of Appeals. Further, the court suspended key provisions of the "interconnection" order such as pricing and contract rules. Furthermore, the court's decision places the oversight of the 1996 Act back under the jurisdiction of the state PUCs, in which the RBOCs and GTE have historically enjoyed a more favorable relationship. The FCC is appealing these rulings to the U.S. Supreme Court, but industry estimates are that this action will delay local telephone competition.

     Also, the FCC has proposed rules to implement the 1996 Act's "universal fund," which will replace subsidies associated with access charges, but be paid for by all carriers, including the Company. Upon adoption of these proposed rules in 1997, the Company currently expects a reduction in the average per minute access charges it now pays the RBOCs and GTE in the Company's region.


COMPETITION

     The domestic long distance telecommunications industry is highly competitive, and the Company expects it to remain so for the foreseeable future. As a result of the AT&T Decree, numerous competitors entered the domestic long distance telecommunications market, resulting in, among other things, a significant drop in the consumer or retail price of long distance service. The 1996 Act can be expected to increase competition in the domestic long distance market as the RBOCs begin providing both in region and out of region long distance service. The Company competes directly with other IXCs and with resellers of long distance service, some of which have substantially greater financial, marketing and product development resources than the Company. The larger IXCs are obtaining financing from large foreign telecommunications carriers seeking to enter the United States, such as British Telecom's acquisition of MCI and the investments in Sprint by Deutsche Telecom and France Telecom.

     In recent years, increased competition among long distance carriers has resulted in an overall reduction in the retail price of long distance service. At the same time, technological change and the rapid expansion of circuit capacity in the United States as a result of the installation of fiber-optic transmission facilities have resulted in increased efficiency of the long distance network, also contributing to the declining prices. The Company's target market, primarily small and medium sized businesses, is believed by the Company to be motivated by cost in its choice of a long distance provider as well as such additional factors as local presence, customer service and flexible billing programs.

     The 1996 Act is expected to result in the entry of new competitors, including some or all of the RBOCs, into the domestic long distance market. It is not clear whether the RBOCs will build their own national networks, lease facilities from others or acquire smaller domestic long distance service providers. To the extent that the RBOCs enter the domestic long distance market by acquiring other IXCs, the domestic long distance service industry can be expected to consolidate, resulting in increased competition for the Company from a relatively small number of very large, nationwide providers. No assurance can be given that the Company will be able to compete effectively with the RBOCs or other owners of nationwide long distance networks.

     The Company believes that customer attrition is common in the long distance and operator services industries. Although the Company has not experienced significant attrition in its various businesses, the Company's historical levels of customer attrition may not be indicative of future attrition levels, and there can be no assurance that any steps taken by the Company to counter increased customer attrition would accomplish the Company's objectives.

EMPLOYEES

     At December 31, 1996, the Company employed 265 individuals on a full-time equivalent basis and 20 part-time employees. As of the date Addtel was acquired, Addtel had 63 full time employees and one part time employee. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements. The Company's future success will depend on its ability to attract, motivate and retain highly skilled employees.


GOVERNMENT REGULATION

     The Company's domestic long distance telephone business is subject to regulation at the federal level by the FCC and at the state level by PUCs of the various states in which the Company operates. Pursuant to regulation by the FCC, the Company's international business must maintain compliance in jurisdictions where the Company services foreign customers.

     The FCC has regulatory jurisdiction over interstate and international telecommunications common carriers, like the Company. Under Section 214 of the Federal Communications Act, the FCC must certify a communications common carrier before it may provide international services. The Company's subsidiaries, Addtel, LDN, USC and NATC, have obtained Section 214 authorization to provide international switched services by means of resale. The FCC has ruled that "non-dominant" common carriers, like the Company, need not apply for Section 214 authorization for the provision of domestic U.S. interstate services.

     In addition to its certification as a long distance carrier, the Company is an authorized reseller of local exchange service in Texas and California. The Company has also filed application to offer local exchange services in the seven other states in its service area.

     Prior to November 1995, AT&T was classified as a "dominant" carrier for certain domestic long distance and long distance related services. As a result, AT&T was limited in its ability to change its pricing for these services or to discriminate among customers other than by reasons of specifically described volume levels and categories of service. In November 1995, the FCC terminated AT&T's status as a "dominant" carrier for the following domestic services: commercial and residential, operator, "800," directory assistance, private line services. As a result, AT&T is on a level playing field with other non-dominant carriers such as the Company with respect to its ability to change prices quickly to meet competition. As a non-dominant carrier, AT&T also will no longer have to submit cost support data with certain of its tariff filings. In addition, AT&T will no longer have to file carrier-to-carrier contracts and will be relieved of certain annual reporting requirements and will automatically be authorized to extend service to any domestic point. As a result of AT&T's new status as a non-dominant carrier, AT&T will be able to more rapidly respond to competitive conditions in the long distance market, including price and service innovations implemented by other non-dominant carriers such as the Company. AT&T will also be able to implement service agreements with other long distance service providers, such as the Company and its competitors, on a case by case basis, depending upon competitive conditions at the time of negotiation. AT&T is also building a wireless local loop network to avoid the payment of access charges which could result in the Company incurring costs that AT&T can avoid.

     An issue under consideration by the FCC which is of potential significance to the Company is that of "Billed Party Preference," or BPP. This term refers to a concept in which any long distance call outside the local telephone company's calling area carried from a publicly available telephone would be completed over the long distance carrier network of the billed party's previously expressed preference. If such a system were implemented successfully, the market niche of operator services, such as that of the Company, would be rendered ineffectual, because an owner of publicly available telephones would be unable to direct operator assisted calls over the network of such owner's desired carrier. The Company derives revenues from such "payphone" business wherein the Company is the desired carrier of the pay telephone owner. Under the 1996 Act, LECs are required to implement local number portability in the 100 largest Metropolitan Statistical Areas
(MSA) between October 1, 1997 and December 31, 1998. Because the technology necessary to implement local number portability is similar to that proposed for implementation of BPP, the FCC has indicated that it considers the incremental investment necessary to implement BPP after the commencement of local number portability to be insignificant. Therefore, the Company believes that if BPP is ever required, it is not likely to be implemented until some point after December 31, 1998. As an interim measure, the FCC has proposed to require operator service providers to verbally disclose the applicable charges to consumers before connecting a call if they charge rates greater than certain benchmarks. The FCC has ordered all long distance companies, including the Company, to pay per call compensation to pay phone owners for calls initiated by 800 numbers or access codes rather than by the depositing of coins.

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

     As a result of the 1996 Act, the RBOCs will be permitted to enter into the out-of-region long distance market immediately and will be able to enter the in-region long distance market subject to FCC approval. There is expected to be no uniformity in the RBOCs' approach to entering in-region or out-of-region service, although eventually it is likely that one or more of the RBOCs will provide long distance service throughout their respective in-region markets and nationally. Importantly for the Company, the 1996 Act defines in-region service to include every state, in its entirety, in which the RBOC provides local exchange service, even if the RBOC is not the incumbent local service provider in all parts of that state. Southwestern Bell (Texas, Oklahoma, Kansas and Arkansas), US West Communications (New Mexico, Colorado and Arizona), Bell South (Louisiana) and Pacific Telesis Group (California) are the principal RBOCs serving the states in which the Company's customers are concentrated. Operating subsidiaries of GTE also provide local exchange service in portions of Texas, New Mexico and Arkansas. It can be anticipated that some or all of these RBOCs will establish switches and transmission facilities competitive with those of the Company, to the extent that they have not already done so in connection with other business activities (such as cellular telephone services). Other RBOCs may seek to enter out of region markets by entering into business relationships or acquiring IXCs such as the Company. In addition, although the 1996 Act provides for certain safeguards to protect against anti-competitive abuse by the RBOCs, it is unknown whether these safeguards will provide adequate protection and the impact of anti-competitive conduct on the Company, if such conduct occurs, is uncertain.

     In addition to the 1996 Act, a variety of other regulatory approaches are being considered by state and federal authorities with regard to deregulating local access services. Competitive access providers have installed local networks in many parts of the country, primarily large urban areas, that allow subscribers to route their long distance traffic directly to a designated IXC, thereby bypassing the LEC. In certain instances, the LECs have been afforded a degree of pricing flexibility in differentiating among markets and carriers in setting access charges and other rates in areas where adequate competition has emerged. CLECs, which exist in an expanding number of the Company's markets, are currently providing more competitive access and termination charges to IXCs than LECs. As LECs become free to set rates and to discriminate between customers, the ability of IXCs which are larger than the Company to obtain volume discounts for access and termination charges could adversely affect the Company by reducing the operating costs of its larger competitors relative to those of the Company. In particular, it is expected that the largest players in the long distance market, such as AT&T, MCI, Sprint and WorldCom will be able to guarantee substantially larger volumes to LECs than will the Company. As deregulation of the local exchange market occurs, LECs may be willing to grant large IXCs significant discounts in return for guarantees of volume. There can be no assurance that the Company will be able to obtain similar discounts.

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

     Under recently adopted regulations, the Company has the option to maintain its domestic tariffs on file at the FCC. At the end of an FCC-prescribed transition period ending September 22, 1997, non dominant-carriers, such as the Company, are required by the FCC to cancel
their domestic tariffs.   In February 1997, the U.S. Court of Appeals for the
District of Columbia Circuit stayed the FCC's order requiring mandatory detariffing for domestic interstate long distance service. Management of the Company believes that the Court's action will likely delay or alter the impact of the FCC's order requiring long distance carriers to remove their FCC tariffs for domestic interstate service by September 22, 1997. Mandatory detariffing would require the Company and other carriers to enter into individual contracts with long distance customers regarding the rates and terms of its service, including limitations on liability.

     The Company must contract with other IXCs providing long distance service to the Company where the Company does not maintain its own network facilities. High volume customers such as the Company, may be able to utilize such IXCs, tariffs or contracts which provide discounted long distance rates. These tariffs or contracts are generally available to any similarly situated customer; however, since customer needs may vary substantially, contracts created specifically for a customer may have little utility to others. The Company believes that it has been successful in negotiating contracts with IXCs to terminate calls outside of the areas covered by its network at advantageous rates. These contracts generally have a term of one year or more and can be extended by mutual agreement. No IXC is under any obligation to structure tariffs or contracts specifically for the Company, and there can be no assurance that tariffs or contracts created for other customers will meet the Company's needs in the future.

     The Company will need to comply with the applicable laws and obtain the approval of the regulatory authority of each state and country in which it provides or proposes to provide telecommunications services. The laws and regulatory requirements vary in these jurisdictions. Some have substantially deregulated various communications services, while other jurisdictions have maintained strict regulatory regimes. The application and tariff procedures can be time-consuming and costly, and terms of licenses vary for different jurisdictions.


SPECIAL CONSIDERATIONS

In addition to the other information contained in this report, readers are urged to carefully consider the following factors related to the Company. See "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995."

LOSSES FROM CONTINUING OPERATIONS; LIMITED HISTORY OF OPERATIONS

     The Company has experienced significant losses from continuing operations since its inception, with such losses of approximately $1,819,000, $1,935,000 and $5,382,000 for the fiscal years ended December 31, 1994, 1995 and 1996, respectively. The Company expects to continue to incur losses from continuing operations in the future as it pursues its plans to make acquisitions and expand its network, customer base and product offerings. There can be no assurance that such losses will not continue indefinitely.

     The Company did not enter into the retail domestic telecommunications business until 1994 and has since grown through a series of acquisitions culminating with the latest acquisition of Addtel, effective November 1, 1996. In addition, the Company has transformed itself from a switchless reseller to a switched and transmission facilities based IXC. As a result, there is limited historical financial information about the Company's business of providing domestic long distance telecommunications services upon which to base an evaluation of the Company's performance. The development of the Company's business and the expansion of its network, customer base and product offerings will require significant expenditures. Certain of these expenditures, including marketing, sales and general and administrative costs, are expensed as incurred while other expenditures, including goodwill associated with acquisitions, network design costs and costs to obtain legal and regulatory approval, are deferred and expensed over a period of time. The Company will continue to incur significant expenditures in connection with the growth of its business, including expenses associated with acquisitions, capital costs associated with expanding the Company's network, and sales, marketing and other expenses associated with expanding the Company's customer base and product offerings.

     In light of the Company's limited history of operating as a regional IXC, its history of losses from continuing operations and its expectation that it will continue to incur significant expenses and such losses for the foreseeable future, there can be no assurance that the Company will be able to implement its growth strategy, achieve or sustain profitability or generate sufficient cash flow to service its debt.


SUBSTANTIAL LEVERAGE

     The Company has not, since its inception, generated earnings adequate to cover its fixed charges. Semi-annual cash interest payments of $1.6 million will be due on the Notes and the Debenture. As of December 31, 1996, the Company's total amount of debt outstanding was $29.8 million (including the Notes) and the Company had shareholders' equity of $6.3 million. As of March 26, 1997, the Company has outstanding an additional $1.9 million principal amount of indebtedness under the Greyrock Facility and $3.8 million on the Debenture issued on March 25, 1997. The Company expects to incur additional indebtedness in the future. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     Because the Company historically has experienced operating cash flow deficits, its ability to make cash interest payments on the Notes and Debenture and to repay its obligations on the Notes and the Debenture at maturity will be dependent on developing one or more sources of significant cash flow prior to the date on which cash interest obligations are due on the Notes and Debenture. As a result, the Company may seek to (i) refinance all or a portion of the Notes and Debenture, (ii) invest in companies or assets that will provide substantial cash flow or (iii) sell equity through public or private offerings or to strategic business partners willing to acquire an interest in the Company or its businesses. There can be no assurance that (i) the Company will be able to refinance the Notes and Debenture, (ii) there will be a market for the debt or equity securities of the Company in the future, or (iii) the Company will be able to locate and acquire companies or assets that will generate substantial cash contributions to the Company prior to the time that cash interest payments are due on the Notes and Debenture or prior to maturity of the Notes and Debenture.


INDENTURE AND DEBENTURE COVENANTS RESTRICTING ADDITIONAL INDEBTEDNESS.

     The Company's operating cash flow could be affected by provisions of the Debenture and the Notes Indenture with respect to the Notes, which restrict the Company and its subsidiaries from incurring (i) certain indebtedness other than Additional Permitted Indebtedness (as herein defined), and (ii) subordinated indebtedness that matures or requires any mandatory prepayment of principal prior to 120 days after the final maturity of the Notes and Debenture other than subordinated indebtedness incurred in acquisitions. Under the Debenture and the Notes Indenture, "Additional Permitted Indebtedness" means any indebtedness incurred by the Company or its subsidiaries, as the same may be amended, modified, renewed, refunded, replaced or refinanced from time to time, where the aggregate principal amount of borrowings available or indebtedness outstanding thereunder does not exceed (i) 85% of the consolidated inventory and accounts receivable (excluding accounts receivable subject to third party accounts receivable billing arrangements or overdue for more than 90 days) of the Company and its subsidiaries determined on a pro forma basis as if any acquisition or disposition of stock or assets to be made on or about the time of any required calculation of Additional Permitted Indebtedness had occurred plus
(ii) the product of (a) consolidated revenues of the Company and its subsidiaries for the most recent six-month period for which financial statements are available, calculated in accordance with generally accepted accounting principles (except for the absence of footnotes and subject to normally recurring year-end audit adjustments) and determined on a pro forma basis as if any acquisition or disposition of stock or assets had occurred at the beginning of such six-month period and (b) 2/3. As of December 31, 1996, the Company would have been entitled to incur $24.7 million Additional Permitted Indebtedness, which amount would be reduced by indebtedness outstanding from time to time under the Greyrock facility and the Debenture.

     An Incurrence Event will occur if indebtedness other than Additional Permitted Indebtedness is incurred when the average closing sale price of the Common Stock is less than $2.00 per share for the twenty trading days prior to the incurrence of such indebtedness (the "$2 Minimum Threshold") and the Company's Pro Forma Interest Coverage (as defined in the Notes Indenture and the Debenture) is less than 2.0 to 1. Upon an Incurrence Event, each holder of Notes and the Debenture has the right, at the holder's option, to require the Company to repurchase all or a portion of such holder's Notes and Debenture within a certain time period at a price equal to 100% of the principal amount of the Notes and Debenture, respectively, plus accrued interest to the repurchase date. The Company does not currently meet the Pro Forma Interest Coverage test and since January 10, 1997 has not met the $2 Minimum Threshold. The Company does not anticipate meeting the Pro Forma Interest Coverage test in the foreseeable future. There can be no assurances that the price of the Company's Common Stock will increase to equal or exceed the $2 Minimum Threshold permitting the Company to incur additional indebtedness, or that if the price equals or exceeds such threshold, the price will not again fail to meet such $2 Minimum Threshold. Moreover, should the Company ever be required to repurchase the Notes and the Debenture, there can be no assurance that the Company will have adequate liquidity to fulfill such obligations. If the Company failed to pay the repurchase price on the due date after triggering an Incurrence Event, such failure would result in an event of default under the Greyrock Facility. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

AVAILABILITY OF GROWTH OPPORTUNITIES

     The Company has in the past made certain acquisitions and contemplates making additional acquisitions in connection with implementing its business strategy. Execution of the Company's business strategy will involve locating businesses meeting the Company's acquisition criteria, negotiating commercially reasonable terms therefor and integrating those businesses with operations of the Company following acquisition. The Company can be expected to seek to acquire additional customers in its existing markets and in adjacent or related markets. However, depending upon the circumstances and the evolution of the telecommunications market, the Company may make acquisitions in geographic areas or markets outside of the Company's historical focus on suburban, secondary and rural markets in the west, southwest and south central United States. The Company has made and may make in the future acquisitions for cash, debt securities, equity securities (including the Company's Common Stock) or combinations thereof. The Company's ability to effect such acquisitions may be limited by availability of funds and by virtue of the covenants set forth in the Debenture and the Notes Indenture. There can be no assurance that the Company will be able to locate a sufficient number of acquisition targets, that once located, the Company will be able to acquire such entities on a commercially reasonable basis or that upon acquisition the Company will be able to successfully integrate the acquired entity's operations with its own. The issuance of equity to effect or finance such acquisitions would have the effect of reducing the percentage ownership of the Company held by each pre-acquisition stockholder, and the incurrence of indebtedness in connection with such acquisitions could adversely affect the liquidity, results of operations and financial condition of the Company.

ACQUISITION INTEGRATION; MANAGEMENT OF GROWTH

     As a result of implementing its strategy of growth through acquisitions of regional telecommunications companies, a substantial portion of the Company's growth in recent years has resulted, and in the future is anticipated to result, from acquisitions, which involve certain significant operational and financial risks. Operational risks include the possibility that an acquisition may not ultimately or timely provide the benefits originally anticipated by management, while resulting in operating expenses relating to the acquired business. Financial risks involve the incurrence of indebtedness and the subsequent need to service such indebtedness or the utilization of cash or other assets to consummate the acquisition. There can be no assurance that the Company will be able to accomplish such integration with the Company's operations as planned, or that the efficiencies and growth opportunities anticipated as a result of the combination of the

Company and the acquired entities will ever materialize.

     The Company has experienced rapid growth in the number of its employees and the scope of its operations. This growth has resulted in an increased level of responsibility for both existing and new management personnel. To manage its growth effectively, the Company will be required to implement and improve its operating and financial systems and controls and to expand, train and manage its employee base. As a result, the Company will be dependent upon its management to manage both the day-to-day operations of the Company as well as any acquisitions the Company may make. There can be no assurance that the management, systems and controls currently in place or any steps taken to improve such management, systems or controls will be adequate for the Company's needs.


HIGHLY COMPETITIVE INDUSTRY

     The telecommunications industry is highly competitive. In addition, as a result of changing economic and regulatory conditions, both the number and type of competitors participating in the telecommunications business are expected to change rapidly in the near future. Many of the Company's actual competitors (such as AT&T, MCI, Sprint, WorldCom and others) and potential competitors (such as RBOCs, electric and gas utilities, cable television providers, large data processing companies and others) have financial, personnel and other resources substantially greater than those possessed by the Company. Many of these entities have or can be expected to acquire telecommunications networks having greater geographic scope than the Company's network. The continuing trend toward consolidation and strategic alliances in the telecommunications industry, together with recent and anticipated regulatory changes could give rise to significant new competitors to the Company.


REGULATORY AND LEGISLATIVE UNCERTAINTY

     The Company is currently subject to federal and state government regulations relating to its long distance telephone service and local exchange service. The Company's activities are regulated by the "FCC and the PUCs of the various states in which the Company operates. FCC regulatory actions have had, and are expected to continue to have, both positive and negative effects on the Company. The Company's international service is also regulated by the FCC and is further regulated by jurisdictions in which the Company services foreign customers. Regulatory actions by applicable authorities have had both positive and negative effects on the Company's business and can be expected to continue to do so.

     The Company is regulated at the federal level by the FCC and is currently required to maintain domestic and international tariffs for its services containing the rates, terms and conditions of service. The recent FCC order not requiring maintenance of domestic tariffs at the federal level has been stayed by court action. The Company is required to maintain a certificate, issued by the FCC, in connection with its international services. The intrastate telecommunications operations of the Company are also subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company generally must obtain and maintain certificates of public convenience and necessity from regulatory authorities in those states in which it offers service. In most of these jurisdictions, the Company must file and obtain prior regulatory approval of tariffs for intrastate services. In addition, the Company must update or amend its tariffs and, in some cases, the certificates of public convenience and necessity when rates are adjusted or new products are added to the long distance service offered by the Company. Any failure to maintain proper certification or tariffing could have a material adverse effect on the Company's results of operations and could result in the Company losing the ability to conduct business in one or more jurisdictions. The FCC, the numerous state agencies and foreign governments impose prior approval requirements on transfers of control and assignments of regulatory authorizations. There can be no assurance that the FCC or any other regulatory authority will not raise material issues with regard to the Company's compliance with applicable regulations or that regulatory authorities will not have a material adverse effect on the Company.

     The 1996 Act is designed to increase competition in the domestic telecommunications market by removing barriers previously imposed on providers desiring to enter the local access service market. The 1996 Act also removes restrictions to permit the RBOCs and GTE operating companies to provide long distance service and engage in the manufacturing of telecommunications equipment. As a result of the 1996 Act, the Company is likely to face competition from RBOCs seeking to provide out-of-market services within the portions of the west, southwest and south central United States in which the Company operates. Bell Atlantic has already announced plans to provide out of region long distance service within the state of Texas. Depending on the exact nature and timing of entry by U.S. West, Southwestern Bell and other LECs into the in-region long distance market, competition from those companies could have a material adverse effect upon the Company's results of operations. Southwestern Bell (Texas, Oklahoma, Kansas and Arkansas), U.S. West Communications (New Mexico, Colorado and Arizona),
Pacific Telesis Group (California) and Bell South (Louisiana) are the principal RBOCs serving the states in the Company's geographic area.
Operating subsidiaries of GTE also provide local exchange services in portions of Texas, New Mexico and Arkansas. It can be anticipated that some or all of these RBOCs will establish transmission facilities competitive with those of the Company, to the extent that they have not already done so in connection with other business activities (such as cellular telephone services). Other RBOCs may seek to enter out-of-region markets by entering into business relationships or acquiring IXCs such as the Company. In addition, although the 1996 Act provides for certain safeguards to protect against anti-competitive abuse by the RBOCs, it is unknown whether these safeguards will provide adequate protection and the impact of anti-competitive conduct on the Company, if such conduct occurs, is necessarily uncertain.

     The 1996 Act also addresses a wide range of other telecommunications issues, some of which will potentially impact the Company's operations, including the payment of surcharges for dial around calls, the payment of universal service support discounts on long distance rates charged to hospitals, schools and libraries; the elimination of equal access for all wireless telephones; a sunset provision pertaining to when safeguards designed to prevent the RBOCs from capitalizing on their local exchange monopolies will cease to apply; provisions pertaining to regulatory forbearance by the FCC; the imposition of liability for the unauthorized switching of customers' long distance carriers; the creation of new opportunities for competitive local service providers; and requirements pertaining to the treatment and confidentiality of subscriber network information. It is unknown at this time what impact such legislation and any proposed or final regulations promulgated pursuant to such legislation will have on the Company, if any.

     In addition to the 1996 Act, a variety of other regulatory approaches are being considered by state and federal authorities with regard to deregulating local access services. CLECs have installed local networks in many parts of the country, primarily large urban areas, that allow subscribers to route their long distance traffic directly to a designated
IXC, thereby bypassing the LEC. In certain instances, the LECs have been afforded a degree of pricing flexibility in differentiating among markets and carriers in setting access charges and other rates in areas where adequate competition has emerged. CLECs, which exist in an expanding number of the Company's markets, are currently providing more competitive access and termination charges to IXCs than LECs. As LECs become free to set rates and to discriminate between customers, the ability of IXCs which are larger than the

Company to obtain volume discounts for access and termination charges could adversely affect the Company by reducing the operating costs of its larger competitors relative to those of the Company. In particular, it is expected that the largest players in the long distance market, such as AT&T, MCI, Sprint and WorldCom will be able to guarantee substantially larger volumes to LECs than will the Company. As deregulation of the local exchange market occurs, LECs may be willing to grant large IXCs significant discounts in return for guarantees of volume. There can be no assurance that the Company will be able to obtain similar discounts.


TECHNOLOGICAL CHANGE AND NEW SERVICES

     The telecommunications industry has been characterized by rapid technological change, frequent new service introductions and evolving industry standards. The Company believes that its future success will depend on its ability to anticipate such changes and to offer market responsive services that meet these evolving industry standards on a timely basis. The effect of technological change upon the Company's business cannot be predicted and there can be no assurance that the Company will have sufficient resources to make the investments necessary to acquire new technology or to introduce new services to satisfy an expanded range of customer needs.


RISKS RELATING TO DEVELOPMENT OF A LONG DISTANCE NETWORK

     The Company's business strategy includes the continued development of its long distance network. In connection with such development, the Company expects to acquire or lease additional switching equipment and dedicated transmission lines. There can be no assurance that the Company will be able to continue developing its network, or, if it does so develop its network, that such development will be beneficial to the Company. In acquiring or leasing the switching equipment and dedicated transmission lines needed to develop a long distance network, the Company may incur indebtedness or utilize substantial portions of its cash. In addition, in acquiring such equipment and lines, the Company will incur additional fixed operating costs. There can be no assurance that the Company will be able to profitably utilize additional equipment or transmission lines. The Company's success will depend, in part, on its ability to manage the continued expansion of its long distance network. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

CAPITAL INTENSIVE INDUSTRY; INCREASED EXPENDITURES FOR ANTICIPATED EXPANSION

     The Company operates in a capital intensive industry and will require substantial funds to expand its transmission network and to offset the increased costs associated with anticipated expansion in the Company's marketing and promotional efforts and the corresponding growth of its business. The expansion and growth of the Company's business depends substantially on the ability of the Company to secure sufficient capital resources to finance its capital expenditures. There can be no assurance, however, that such financing will be available or, if available, will be on terms satisfactory to the Company. In addition, implementation of the Company's expansion strategy may be limited by restrictions in the Debenture and the Notes Indenture on the Company's ability to effect certain acquisitions and incur certain indebtedness and certain liens. To the extent that the Company is unable to increase network capacity to meet the anticipated growth in demand for the Company's long distance telephone service, or to maintain product quality and customer service standards while experiencing such growth, the Company may experience higher levels of customer attrition resulting in a loss of anticipated revenues. In addition, due to the increases in the Company's overhead and operating expenses resulting from the anticipated expansion of its business, the

Company's operating results may be adversely affected if revenues do not increase to the extent necessary to offset such increased costs. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--LIQUIDITY AND CAPITAL RESOURCES."

DEPENDENCE ON THIRD-PARTY TRANSMISSION LINES AND CIRCUITS

     A significant factor in the future profitability of the Company is its ability to transmit its customers' long distance telephone calls over transmission facilities leased from others on a cost effective basis. The Company leases substantially all of its transmission lines and circuits from third parties. The Company's local and long distance telephone business is dependent upon lease arrangements, both long-term and short-term, with others. In addition, the Company's operator services, "800/888" service and international business are also dependent to some extent upon contractual arrangements with third parties.

     During the quarter ended September 30, 1996 and a majority of the fourth quarter ended December 31, 1996, the Company experienced delays in obtaining circuits in New Mexico and, to a lesser extent, Arizona and Colorado. This delay adversely impacted the Company's gross margins and related profitability. The Company may in the future experience difficulties in obtaining circuits as the demand for circuits increases. These circuits, which must be obtained from the local RBOC, CLEC or a competitive access provider, enable the Company's network to operate at optimum efficiency by increasing the number of calls originating and terminating on its network. Should the lack of available circuits recur, this condition will have a negative impact on gross profit margin and related profitability because the Company will be forced to terminate calls off its network at a higher cost than if terminated on its network. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." The Company presently believes it has ample access to lines and circuits as well as additional facilities and services needed to conduct its business. This ongoing availability cannot be assured.

SERVICE INTERRUPTIONS; EQUIPMENT FAILURES

     The Company's business requires transmission and switching facilities and other equipment to be operational 24 hours per day, 365 days per year. Long distance telephone companies, including the Company, have on occasion experienced and may in the future experience temporary service interruptions or equipment failures, in some cases resulting from causes beyond their control, including power failures, fires, floods or other natural disasters at switching facilities, failures caused by unanticipated hardware or software defects, work stoppages or other personnel related problems. Any such event experienced by the Company would impair the Company's ability to service customers and could have a material adverse effect on the Company's business.

DEPENDENCE ON KEY PERSONNEL

     The Company believes that its success depends, to a significant extent, on the efforts and abilities of its senior management. In particular, the loss of Jack W. Matz, Jr., the Company's Chairman and Chief Executive Officer, or Paul R. Miller, the Company's President and Chief Operating Officer, could have a material adverse effect on the Company. In addition, the Company believes that its success will depend in large part upon its ability to attract, retain and motivate skilled employees and other senior management personnel. Although the Company expects to continue to attract sufficient numbers of such persons for the foreseeable future, there can be no assurance that the Company will be able to do so. In addition, because the Company may acquire one or more businesses in the future, the Company's success will be in part dependent upon its ability to retain and integrate into its own operations personnel from acquired entities who are necessary to the continued success or successful integration of the acquired business.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The executive offices of the Company and its subsidiaries are located in Richardson, Texas and are leased under a five year term expiring on February 28, 2001 and April 30, 2001. The Company owns its operator services and customer service facilities in Levelland, Texas, which is subject to a deed of trust and promissory note having a principal amount outstanding of $94,822 as of December 31, 1996. The Company also owns an office building in Midland, Texas, which is subject to a deed of trust and vendor's lien note having $99,376 in principal amount outstanding as of December 31, 1996. The Company also leases space in Dallas and Lubbock, Texas, Phoenix, Arizona and Los Angeles, California for the switches which route long distance calls. These leases expire in September 1, 1997, September 2000, March 31, 1998, and November 2000, respectively.

     In addition, Addtel leases office space in Glendale, California and the Company leases space for sales offices in Fort Smith, Fayetteville and Little Rock, Arkansas, Phoenix and Tucson, Arizona, Longmont, Colorado, Topeka, Kansas, Hammond, Louisiana, Albuquerque, Farmington, Hobbs, Las Cruces and Roswell, New Mexico, Oklahoma City, Oklahoma, and Amarillo, Big Spring, Brownfield, El Paso, Euless, Grand Prairie, Lamesa, Levelland, McKinney, Odessa, Richardson, and Snyder, Texas.

     The Company considers its owned and leased properties adequate to meet its current and reasonably foreseeable needs. The Company believes that additional or alternative space will be available as needed to accommodate any expansion.

ITEM 3.   LEGAL PROCEEDINGS.

     On February 24, 1997, the parties reached a settlement with respect to the lawsuit filed in the 101st Judicial District Court for Dallas County, Texas, Cause No. 95-07136-E (SILVIO AVYAM V. SA HOLDINGS, INC. AND NORTH AMERICAN TELECOMMUNICATIONS CORPORATION), the terms of which are not material to the Company. As part of such settlement, the this lawsuit and the criminal complaint filed by Mr. Avyam in Guatemala City, Guatemala against NATC, Paul Miller and two other NATC employees is in the process of being dismissed.

     The Company filed suit on January 23, 1996 against Dickinson & Co., an investment banking firm ("Dickinson"), its parent, Dickinson Holding Corp. and Polish Telephone and Microwave Corporation ("PTMC") in the 298th Judicial District Court for Dallas County, Texas, Cause No. 96-00768-M (SA TELECOMMUNICATIONS, INC. F/K/A SA HOLDINGS V. DICKINSON CO. & DICKINSON HOLDINGS CORP. AND POLISH TELEPHONE AND MICROWAVE CORPORATION). The Company has alleged, among other claims, that Dickinson intentionally and willfully breached its fiduciary duty to the Company under its financial consulting agreement with the Company and that it interfered with the business relationship between the Company and PTMC in conspiracy with the other two defendants. The Company is seeking an unspecified amount of actual and exemplary damages and recovery of attorneys fees. The matter is currently scheduled for trial on July 1, 1997.

     On December 19, 1996, a suit was filed in the Circuit Court of the 20th Judicial Circuit, St. Clair County, Illinois (THE PEOPLE OF THE STATE OF ILLINOIS VS. LONG DISTANCE NETWORK, INC.), Cause No. 96CH394.

This is a suit by the Attorney General of the State of Illinois against LDN alleging violations of Sections 2 and 2DD of the Illinois Consumer Fraud and Deceptive Business Practices Act ("Consumer Fraud Act") arising out of LDN's use of an independent agent to solicit long distance customers through the use of the agent's sweepstakes promotion. The suit states that the Attorney General has received approximately 26 consumer complaints through December 1996 and basically alleges that Illinois consumers have had their chosen long distance carrier switched without valid authorization (through misrepresentation and/or forgery), and that the sweepstakes promotion constituted an illegal lottery. Plaintiff is seeking among other remedies:
(1) findings that LDN has violated such sections of the Consumer Fraud Act and assessing a civil penalty in the amount of up to $50,000 per violation if the court finds LDN engaged in such acts with intent to defraud, and if without intent to defraud, a single penalty of up to $50,000, (2) a permanent injunction against such acts and such sweepstakes promotion, (3) a declaration that all contracts entered into between LDN and Illinois consumers as a result of such acts be rescinded, (4) full restitution to all Illinois consumers who paid for telephone charges billed by or on behalf of LDN as a result of such actions and cancellation of any related charges assessed against Illinois residents, and (5) costs of prosecution and investigation. The parties have entered into a stipulation extending the time for LDN's answer in such suit while the parties are engaged in negotiations aimed at resolving these matters. The case has been set for trial on May 8, 1997.

     The Company is a party, from time to time, in routine litigation incident to its business. Management believes that it is unlikely that the final outcome of any of these claims or proceedings to which the Company is currently a party if determined adverse to the Company would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of fiscal 1996, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

     The Company's Common Stock is traded on the SmallCap Market under the symbol "STEL." The table below sets forth the high and low closing sale price for the Common Stock on the SmallCap Market for the periods indicated. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                       HIGH           LOW
                                                       ----           ---
                                                       CLOSING SALE PRICE
                                                       ------------------
Fiscal Year Ended December 31, 1995:
   First Quarter  . . . . . . . . . . . . . . . .      $2.32        $1.19
   Second Quarter . . . . . . . . . . . . . . . .      $2.50        $1.50
   Third Quarter. . . . . . . . . . . . . . . . .      $2.94        $1.56
   Fourth Quarter . . . . . . . . . . . . . . . .      $3.03        $1.81
Fiscal Year Ended December 31, 1996:
   First Quarter. . . . . . . . . . . . . . . . .      $2.59        $2.03
   Second Quarter . . . . . . . . . . . . . . . .      $3.84        $2.03
   Third Quarter. . . . . . . . . . . . . . . . .      $3.75        $2.38
   Fourth Quarter . . . . . . . . . . . . . . . .      $3.38        $1.48

     On March 27, 1997, the last reported sale price of the Common Stock as reported on the SmallCap Market was $1.19 per share and, according to the Company's transfer agent, there were 463 holders of record of the Common Stock on such date.

DIVIDENDS

     The Company has not declared or paid cash dividends on its Common Stock since inception. Dividends on the Company's outstanding Series A Stock accrue at the rate of $.72 per share per annum and are payable in kind in the form of Series A Cumulative Convertible Stock or in cash. On July 31, 1996, the Company issued an additional 13,333 shares of Series A Stock to the holders thereof in connection with the first annual dividend distribution. The Company anticipates that any income generated in the foreseeable future will be retained for the development and expansion of its business and the repayment of indebtedness and therefore does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Debenture, the Notes Indenture and the Greyrock Facility restrict the payment of dividends in certain cases. Future borrowings, if any, obtained by the Company or any of its subsidiaries may also prohibit or restrict the payment of dividends or other distributions. Subject to the waiver of such prohibitions and compliance with such limitations, the payment of cash dividends on shares of the Common Stock will be within the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, the Company's capital requirements, applicable requirements of the Delaware General Corporation Law (the "DGCL") and other factors that are considered relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 1996, the Company consummated the following private placements under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"):

1. In January 1996, 2,942 shares of Common Stock were issued to an accredited investor in payment of $3,825 of certain placement services rendered by such accredited investor to the Company.

2. On March 14, 1996, Economy received 26,316 shares of Common Stock in connection with the acquisition of such corporation's assets by the Company.

3. On March 18, 1996, two accredited investors purchased an aggregate of $100,000 principal amount of the Company's 9% Subordinated Convertible Debentures Due March 18, 1997 (the "March 18 Debentures") for $100,000 cash. The March 18 Debentures were convertible after issuance into shares of Common Stock at a conversion price equal to the lower of (1) 75% of the average closing price of the Company's Common Stock for the 5 days immediately preceding conversion or (2) $1.75.

4. On March 7, 1996, a warrant to purchase 300,000 shares of Common Stock at an exercise price of $1.40 per share exercisable until March 6, 1998 was issued to an accredited investor in payment of services rendered by such accredited investor to the Company. The Company estimates it received approximately $169,770 of services from this purchaser.

5. On March 7, 1996, a warrant to exercisable into 250,000 shares of Common Stock at an exercise price of $2.125 per share exercisable until March 6, 1998 was issued to an accredited investor in payment of services rendered by such accredited investor to the Company. The Company estimates it received approximately $92,025 of services from this purchaser.

6. On March 25, 1996, the Company entered into a Settlement Agreement with JLCM pursuant to which the Company issued to JLCM 50,000 shares of Common Stock in settlement of certain disputes between the Company and JLCM.
     The aggregate market value of the Common Stock issued to JLCM on the date of settlement was $107,812.50.

7. On April 11, 1996, the Company issued to Terry Houston 142,354 shares of Common Stock in consideration of the early termination of his Employment Agreement with the Company.

8. On April 25, 1996, the Company issued to Gary White 15,000 shares of Common Stock of the Company in satisfaction of $25,050 services rendered to the Company.

9. On May 7, 1996, six accredited investors who held warrants to purchase Common Stock issued in a September 1995 private placement (the "1995 Warrants") exercised such 1995 Warrants for an aggregate of 1,070,000 shares and paid an aggregate exercise price of $1,337,500 cash. As consideration for exercising such warrants early, the Company issued to such holders new warrants exercisable into an aggregate of 1,337,500 shares of Common Stock at an exercise price of $2.40 per share through May 7, 1998.

10. In June 1996, three accredited investors who held 1995 Warrants exercised such 1995 Warrants for an aggregate of 20,000 shares and paid an aggregate exercise price of $25,000.

11. On June 21, 1996, the Company repurchased the following securities for aggregate consideration of $3,208,500, of which $308,500 was payable in cash and the rest by the issuance of 843,203 shares of the Company's Common
     Stock: (1) notes having an aggregate original principal amount of $4,250,000, (2) 125,000 shares of Series B Cumulative Convertible Preferred Stock, and (3) warrants exercisable into an aggregate of 1,050,000 shares
     of Common Stock at $1.25 per share.   As an incentive for the former USC
     shareholders to accept the 843,023 shares of restricted Common Stock as part of the consideration but to alleviate the concern over the market risk in the price of the Company's Common Stock, the Company (1) granted demand registration rights for these shares exercisable between August 31, 1996 and August 31, 1997, (2) retained a call option to purchase all such shares during the period beginning August 1, 1996 through October 31, 1996 at $3.44 per share (which if exercised would void the demand registration obligations), (3) guaranteed that if these shares were sold on or before June 24, 1997 in a bona fide sale transaction, USC shareholders were guaranteed to receive at least an aggregate of $2,900,000 of gross sales proceeds for all such shares (with a limitation of the Company's liability fixed at $1,213,954), and (4) required the USC Shareholders to return sale proceeds in excess of $1,160,000 for such shares if so sold.

12. On June 21, 1996, warrants exercisable into an aggregate of 200,000 shares of Common Stock at an exercise price of $2.00 per share exercisable until June 21, 1998 were issued to two accredited investors in payment of services rendered by such accredited investors to the Company. The
     Company estimates it received approximately $107,132 of services from this purchaser.

13. On July 31, 1996, the Company issued to JLCM an additional 13,333 shares of the Company's Series A Cumulative Convertible Preferred Stock as payment of the required dividend on the 166,667 shares of Series A Cumulative Convertible Preferred Stock held by JLCM.

14. On August 7, 1996, the Company issued an aggregate of 4,706 shares of Common Stock to the two holders of the March 18 Debentures pursuant to the provisions of the March 18 Debentures in satisfaction of a registration penalty.

15. On August 12, 1996, the Company sold $27,200,000 aggregate principal amount of the Notes to Furman Selz LLC and Rauscher Pierce Refsnes, Inc. (the "Initial Purchasers"). The Notes were simultaneously sold by the Initial Purchasers in transactions exempt from the registration requirements of the Securities Act, in the United States to persons reasonably believed by the Initial Purchasers to be "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and to institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act). The Notes mature on August 15, 2006. The Notes are currently convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock of the Company at an initial conversion price of $2.55 per share (currently 10,666,667 shares of Common Stock), subject to adjustment in certain circumstances.

16. On August 23, 1996, in connection with the redemption of the March 18 Debentures, the Company issued an aggregate of 28,000 shares of Common Stock to the two holders under the redemption provisions for such Debentures.

17. On March 25, 1997, the Company sold the Debenture to Northstar High Total Return Fund for $3.2 million. The Debenture matures on August 15, 2006. The Debenture is currently convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock of the Company at an initial conversion price of $2.55 per share (currently 1,490,196 shares of Common Stock), subject to adjustment in certain circumstances.

     The transactions described above were unrelated private transactions effected in reliance upon Section 4(2) of the Securities Act. The securities were sold to a limited number of purchasers. Such purchasers were provided with access to all relevant information regarding the Company and/or represented to the Company that they were "accredited investors," as defined under the Securities Act. In addition, each purchaser represented to the Company that the shares were purchased for investment purposes only and not with a view toward distribution.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1994, 1995 and 1996. It should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

GENERAL

     SA Telecommunications, Inc. is a publicly held holding company which, through its operating subsidiaries, is a full-service regional interexchange carrier providing a wide range of domestic telecommunications services through its network of owned and leased transmission and switching facilities. The Company primarily serves small and medium sized commercial accounts in the west, southwest and south central United States. A vast majority of the Company's commercial and residential customers are located in suburban, secondary and rural markets. In addition to providing "1+" domestic long distance services, the Company also offers international long distance, wholesale long distance, operator and wireless services, and other products such as voice and data private lines, "800/888" services, Internet access and travel cards. The Company is also an authorized reseller of local telephone service in Texas and California.

     The Company entered the telecommunications business in 1991 through the acquisition of NATC, a telecommunications provider offering international call back long distance service to foreign customers. In 1994 and 1995, the Company acquired two Texas-based switchless resellers, LDN and USC. During 1996, the Company purchased substantially all of the assets of FCLD, a switched reseller of long distance telephone services located in Amarillo, Texas. In addition, effective in 1996, the Company acquired the assets of Economy, a switchless reseller of long distance telephone services located in McKinney, Texas, acquired Uniquest, a company engaged in third party customer verification services and outbound telemarketing, and purchased all of the stock of Addtel. Also during late 1995 and early 1996, the Company purchased and installed switches in Dallas, Texas and Phoenix, Arizona and added leased transmission facilities between these switches and the operator switch the Company acquired in the USC acquisition. The Company expanded its network through the acquisition of switching equipment in Amarillo and Lubbock in connection with the FCLD acquisition.

     The FCLD acquisition was effective September 1, 1996. The assets acquired included FCLD's customer base of approximately 4,500 customers and two Siemens Stromberg-Carlson DCO Central Office type switches, which will be integrated into the Company's existing network.

     Effective November 1, 1996, the Company purchased all of the issued and outstanding capital stock of Addtel, a switchless reseller of long distance services based in Glendale, California. The acquisition was consummated for an aggregate purchase price of $9.5 million (including $2 million allocated to nonsolicitation agreements) subject to potential downward adjustment.

     The growth of the Company's initial customer base was largely the result of its acquisitions. The Company anticipates future growth will result from sales and marketing efforts of its various sales channels and from continued acquisitions of telecommunications companies within its market area or adjacent thereto.

     The Company markets its services in areas in the west, southwest and south central United States served by its network primarily under the "USC," "USI," "First Choice Long Distance," "Southwest Long Distance Network" and "Addtel" trade names.

     On August 12, 1996, the Company consummated a private placement of $27,200,000 of the Notes. The Notes are currently convertible into the Company's Common Stock at a conversion price of $2.55 per share. The net proceeds from the sale of the Notes were approximately $25.4 million after giving effect to the transaction related fees and expenses. The Company used approximately $12.0 million of the net proceeds from the private placement to repay certain indebtedness, and to repurchase or redeem certain shares of the Company's Common Stock and outstanding debentures. The Company utilized the balance of the proceeds (approximately $13.4 million) to effect the Addtel and FCLD acquisitions and for network expansion and working capital.

     The geographic concentration of LDN's, USC's, Economy's, and FCLD's customers has allowed the Company to add call volume to its network and has provided the Company with the opportunity to expand its network into adjacent geographic areas. Management of the Company presently anticipates expanding its network into the Addtel service area.

     Commencing October 1994, the Company modified its marketing efforts to focus on building revenues derived from switched "1+" domestic long distance and related services such as private line services, "800/888" service and travel cards, and reduced its marketing of pay telephone operator assistance, wholesale long distance services and international call back. During the year ended December 31, 1996, the Company derived 95% of its revenues from the provision of domestic long distance services.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of its revenues for the years ended December 31, 1994, 1995 and 1996. For purposes of this Management's Discussion and Analysis, the term "revenues" refers to the Company's telecommunications revenues as reflected in the Company's Consolidated Statement of Operations, exclusive of any revenues attributable to discontinued operations.

                                                    YEARS ENDED DECEMBER 31,
                                            ---------------------------------------
                                               1994          1995          1996
                                            -----------   -----------   -----------
Operating revenue . . . . . . . . . . . .           100%          100%          100%
Cost of revenue . . . . . . . . . . . . .            85            68            63
                                            -----------   -----------   -----------
Gross profit. . . . . . . . . . . . . . .            15            32            37

Operating expenses:
   General and administrative . . . . . .            30            32            31
   Depreciation and amortization. . . . .             4             6             8
   Nonrecurring network
     reconfiguration costs. . . . . . . .             -             -             2
   Nonrecurring restructuring and
     integration costs. . . . . . . . . .             -             -             6

Loss from continuing operations
  before other. . . . . . . . . . . . . .           (19)           (6)          (10)
Other income (expense). . . . . . . . . .             -            (3)           (5)
                                            -----------   -----------   -----------

Loss from continuing operations . . . . .           (19)           (9)          (15)

Loss from discontinued operations . . . .            (6)          (22)            -
Extraordinary net gain on extinguishment
  of debt . . . . . . . . . . . . . . . .             -             -             4
                                            -----------   -----------   -----------
Net loss. . . . . . . . . . . . . . . . .           (25)%         (31)%         (11)%
                                            -----------   -----------   -----------
                                            -----------   -----------   -----------
Net cash provided by (used in)
  operating activities. . . . . . . . . .   $(2,289,481)  $(1,224,486)  $   635,390
Net cash used in investing activities . .   $(1,743,558)  $(7,141,820)  $(3,172,528)
Net cash provided by financing
  activities. . . . . . . . . . . . . . .   $ 3,166,078   $ 8,858,613   $16,073,866


EBITDA (loss), as defined herein(1) . . .   $(1,397,324)  $   153,514   $ 1,751,374
                                            -----------   -----------   -----------
                                            -----------   -----------   -----------

-------------------
(1) Earnings (loss) before interest, taxes, depreciation, amortization, certain nonrecurring items, and other income (expense) or "EBITDA," is a commonly used measure of performance in the telecommunications industry. As used herein, EBITDA is not intended as either a substitute or replacement for operating income (as presented according to generally accepted accounting principles ("GAAP")), as a measure of the financial results of operations or for cash flows from operations (as presented according to GAAP).

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

     Revenues increased $14,920,481, or 72%, from $20,748,021 in 1995 to
$35,668,502 in 1996. Revenue minutes increased approximately 82,000,000, or 85%, from approximately 97,000,000 in 1995 to approximately 179,000,000 in 1996.

     On a pro forma basis, as though the acquisition of USC occurred at the beginning of 1995, revenues and minutes for 1996 increased 24% and 29%, respectively, compared with pro forma revenues of $28,694,683 or approximately 139,000,000 revenue minutes for 1995. Revenue growth for 1996 was also impacted by the FCLD acquisition which contributed $1,049,504 and the Addtel acquisition which contributed $2,057,176 in retail revenue and $3,241,667 in wholesale revenue. Operator services, wholesale (excluding Addtel) and international call back business revenues increased by $257,335 from 1995 to 1996; however, as a percentage of total revenues, declined from 35% in 1995 to 21% in 1996. The Company's marketing strategy continues to be the aggressive marketing of its "1+" services, which have a higher gross profit margin, and the de-emphasizing of operator services, wholesale (excluding Addtel) and international call back business which are less profitable product lines.

     The Company plans on phasing out the wholesale business obtained in the Addtel acquisition by the end of the second quarter of 1997. The wholesale business is substantially less profitable than the retail business and bears a higher credit risk.

     Gross profit increased by $6,506,366 from $6,631,908 in 1995 to $13,138,274 in 1996. The gross profit margin increased by 5% from 32% in 1995 to 37% in 1996. This increase was primarily attributable to the integration and operation of the Company's network coupled with an increased number of calls originating and terminating on the network more than offsetting the unfavorable impact of the circuit availability problems experienced during the third and fourth quarters of 1996, as discussed under "Liquidity and Capital Resources." Additionally, there has been an overall improved call mix with the higher margin "1+" traffic comprising a larger percentage of total traffic than the lower margin operator service and wholesale traffic. Negatively impacting the margin was the $3,241,667 of wholesale revenue from the Addtel acquisition which has a 4% gross profit margin.

     General and administrative expense increased by $4,449,496 from $6,478,394 in 1995 to $10,927,890 in 1996, and as a percentage of revenues, decreased from 32% in 1995 to 31% in 1996. The increase in total general and administrative expense is attributable to additional growth and acquisitions in 1996. However, the full impact of general and administrative expense reductions from the integration of FCLD and Addtel will not be realized until this process is completed in 1997. The decrease as a percentage of revenues reflects management's continued focus on cost containment.

     Depreciation and amortization expense increased by $1,574,675 from $1,287,225 in 1995 to

$2,861,900 in 1996, and as a percentage of revenues, increased from 6% in 1995 to 8% in 1996. This increase resulted from higher depreciation and amortization charges arising from the acquisitions of USC, FCLD and Addtel, and increased depreciation from the acquisition of switching and other network equipment.

     During the fourth quarter of 1996, the Company incurred an $806,436 nonrecurring charge to operations related to reconfiguring its network. This reconfiguration included (i) the deployment of two additional switches to enhance the efficiency of the network, (ii) the addition of a number of new circuits throughout the Company's service area, and (iii) the planned expansion of the network to the west coast. The combination of these factors necessitated the Company to take its network down for a period of time, thus increasing the volume of lower margin off-net traffic.

     During 1996, the Company incurred a $2,015,506 nonrecurring restructuring and integration charge to operations comprised of (i) $227,201 for restructuring the Company's sales organization, (ii) $1,244,511 for discontinuing the Company's international call back product line, and (iii) $543,794 for integration of the FCLD and Addtel acquisitions during 1996.

     The $227,201 sales restructuring charge represents excess and duplicate costs in the fourth quarter of 1996 arising from restructuring the Company's sales organization from a predominant single sales channel of direct approach to a more cost effective four channel approach consisting of (i) direct sales, (ii) telemarketing, (iii) agents, and (iv) mass marketing. Major customer accounts will continue to be solicited by direct sales efforts. The preponderance of this charge is comprised of salary and benefit costs associated with headcount reductions. The $1,244,511 charge for discontinuing the Company's call back product line is principally comprised of employee associated costs and reserves for uncollectible accounts receivable. The $543,794 charge for integration of the FCLD and Addtel acquisitions is principally comprised of costs associated with excess and duplicate personnel reductions. The integrations of FCLD and Addtel are expected to be completed by March 31, 1997 and June 30, 1997, respectively.

     During 1995, the Company incurred a $143,558 nonrecurring charge to operations related to the discontinuation of its non-telecommunications Russian ventures. This charge was made for costs associated with winding down the affairs of these ventures including termination costs, collectibility of receivables, and write-down of certain assets.

     The Company incurred a loss from continuing operations before other income (expense) of $1,277,110 in 1995 versus a loss from continuing operations before other income (expense) of $3,473,458 in 1996. This increase was primarily attributable to the nonrecurring charges and increased depreciation and amortization expense, partially offset by improved gross profit margins.

     The Company had net other expense of $658,111 in 1995 compared to net other expense of $1,908,701 in 1996. This increase was primarily due to an increase in interest expense from $682,796 to $2,129,876 related to the offering of the Notes in August 1996.

     The Company recorded a loss from discontinued operations before other income (expense) of $4,530,742 in 1995. The provision for operating losses of the discontinued operations during the phase-out period was increased by $475,000 in 1995. The $150,000 reserve established at December 31, 1994 became inadequate due to unforeseen delays in the proposed spin-off of Strategic Abstract & Title Corporation ("SATC") and the ultimate decision to cancel the spin-off and sell the subsidiary after the death of SATC's president in September 1995. On February 29, 1996, SATC was sold to a key member of SATC management for a $500,000 note, payable over ten years bearing interest at 7% per annum. At December 31, 1995, the Company recorded an impairment loss of $4,055,742, including a reserve against the note, to reflect the net realizable value of SATC. This amount was a noncash charge against earnings.

     The Company recognized a net gain (made up of two components) on extinguishment of debt of $1,327,644 for 1996. The first component was a gain on extinguishment of debt of $2,149,191 relating to the Company's redemption of securities issued in connection with the USC acquisition for an aggregate of 843,023 shares of the Company's Common Stock and $308,500 of cash. This gain was recognized in the second quarter of 1996. These securities redeemed included (i) notes having an aggregate principal amount of $3,150,000 and bearing interest at 11% per annum, (ii) an aggregate of 125,000 shares of Series B Cumulative Convertible Preferred Stock, and (iii) a warrant which was exercisable into an aggregate of 1,050,000 shares of the Company's Common Stock at any time prior to July 31, 2000 at a per share price of $1.25. The second component was a loss on extinguishment of debt of $821,547 relating to the Company's redemption of its $2,000,000 principal amount of convertible debentures from the proceeds of the offering of the Notes which was incurred in the third and fourth quarters of 1996.

     The Company incurred a net loss of $6,465,963 in 1995 as compared to $4,054,515 in 1996. This improvement is primarily attributable to the one-time net extraordinary gain on extinguishment of debt, improved profit margins, and the absence of a discontinued operations charge in 1996, partially offset by the nonrecurring charges, increased interest expense and increased depreciation and amortization expense.

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

     Revenues increased by $10,992,678 or 113%, from $9,755,343 in 1994 to
$20,748,021 in 1995. This $10,992,678 net increase in revenues was the result of (i) the USC acquisition which contributed $10,452,248, (ii) a $1,911,489 increase in the Company's "1+" revenue primarily arising from new customers (excluding the USC acquisition), (iii) a decline of $1,217,161 in revenue relating to certain operator services, and the Company's wholesale and international business, and (iv) a decline in other revenues of $153,898.

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

     General and administrative expense increased by $3,624,157 from $2,854,237 in 1994 to $6,478,394 in 1995, and, as a percentage of revenues, increased from 30% in 1994 to 32% in 1995. The increase in total general and administrative expense was primarily attributable to the USC acquisition. The increase as a percentage of revenues was indicative of the duplicity of costs experienced when USC was first acquired. These costs consisted primarily of personnel related items. The Company focused on decreasing the relative percentage of these costs and, in the fourth quarter of 1995, such costs decreased to 28% of revenues.

     Depreciation and amortization expense increased by $873,908 from $413,317 in 1994 to $1,287,225 in 1995 and, as a percentage of revenues, increased from 4% in 1994 to 6% in 1995. This increase resulted from higher depreciation and amortization charges arising from the USC acquisition and increased depreciation from the acquisition of switching equipment in December 1994.

     The Company incurred a loss from continuing operations before other income (expense) of $1,810,641 in 1994 versus a $1,277,110 loss in 1995. This decrease was principally attributable to an improvement in gross profit margins but was partially offset by small percentage increases in general and administrative expense and depreciation and amortization expense.

     The Company had net other expense of $8,429 in 1994 as compared to net other expense of $658,111 in 1995. This increase was primarily due to an increase in interest expense from $29,903 to $682,796 related to the increased debt incurred in connection with the USC acquisition.

     The loss from discontinued operations increased by $3,902,826 from $627,916 in 1994 to $4,530,742 in 1995. The provision for operating losses of the discontinued operations during the phase-out period was increased by $475,000 in 1995. The $150,000 reserve established at December 31, 1994 became inadequate due to unforeseen delays in the proposed spin off of SATC and the ultimate decision to cancel the spin-off and sell the subsidiary after the death of SATC's president in September 1995. On February 29, 1996, SATC was sold to a key member of SATC management for a $500,000 note, payable over ten years bearing interest at 7% per annum. At December 31, 1995, the Company recorded an impairment loss of $4,055,742, including a reserve against the note, to reflect the net realizable value of SATC. This amount was a noncash charge against earnings.

     The Company incurred a net loss of $2,446,986 for 1994 as compared to $6,465,963 in 1995. The increased net loss was principally attributable to the loss from discontinued operations and increased interest expense related to the debt incurred in connection with the USC acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     On August 12, 1996, the Company completed a $27.2 million private placement of the Notes, which are generally convertible at any time prior to maturity at a conversion price of $2.55 per share, subject to adjustments in certain circumstances. The Notes are redeemable at the option of the Company in whole or in part at any time on or after August 15, 1999 at annual redemption prices starting at 107% of principal, plus accrued interest to the redemption date. Each holder of the Notes has the right to require the Company to repurchase the Notes in the event that all three of the following events occur: (i) the Company incurs certain indebtedness, (ii) the Pro-Forma Interest Coverage (as defined herein) is less than 2.0 to 1, and (iii) the average closing price of the Company's Common Stock is less than $2.00 per share for the preceding twenty trading days. Semi-annual cash interest payments of $1.6 million will be due on the Notes and the Debenture in August 1997. As a result, a substantial portion of the Company's cash flow will be devoted to debt service. The ability of the Company to make payments of principal and interest will be largely dependent upon its future performance.

     The Company has used the net proceeds received from the offering of the Notes of approximately $25.4 million after deducting estimated transaction related fees and expenses to (i) refinance existing bank debt to Norwest Bank Minnesota, N.A. ("Norwest") of approximately $7 million, (ii) exercise the Company's option to purchase 843,023 shares of the Company's Common Stock from former USC shareholders for approximately $2.9 million, (iii) redeem or repurchase certain of the Company's outstanding debentures for $2.1 million, and (iv) approximately $13.4 million to effect the Addtel and FCLD acquisitions and for network expansion and working capital.

     Effective November 1, 1996, the Company purchased all of the issued and outstanding capital stock of Addtel, a switchless reseller of long distance services based in Glendale, California. The acquisition was consummated for an aggregate purchase price of $9.5 million (including $2 million allocated to nonsolicitation agreements) subject to potential downward adjustment. At December 31, 1996, Addtel's revenue was primarily derived from the provision of wholesale long distance services while its retail customer base primarily consisted of small and medium sized commercial accounts and residential customers concentrated in the greater Los Angeles metropolitan area. Addtel's wholesale revenue produces a substantially lower gross profit margin than its retail revenue. The Company plans on phasing out the wholesale business by the end of the second quarter of 1997. The dollar amount of the Company's consolidated gross margin is expected to increase as a result of the acquisition; however, gross margin as a percentage of revenue will be adversely affected by the blending of Addtel's lower margin wholesale revenue into the Company's total revenue base.

     On January 9, 1997, the Company completed a line of credit arrangement with Greyrock Business Credit (Greyrock), a division of NationsCredit Commercial Corporation. The line of credit has maximum availability of $10 million, with borrowings based on 80% of eligible accounts receivable and inventory, other than receivables arising from telecommunications services rendered to customers which are billed to the customers by a RBOC, a BOC, a LEC, a credit card company, or a provider of local telephone services. The borrowings are secured by all of the assets of the Company and its subsidiaries and the stock of the Company's subsidiaries. The line of credit matures December 31, 1997 and automatically renews for successive additional one year terms unless either party elects to terminate by giving written notice to the other not less than 60 days prior to the next maturity date.

     The borrowings bear interest at a floating rate of 2.5% above the reference rate of Bank of America NT & SA, provided that the interest rate is not less than 9% per annum. Interest is payable monthly and to the extent that accrued interest does not equal $10,000 per month, the Company is required to pay an unused line of credit fee of such difference. The Company initially borrowed $1.6 million principal amount on January 9, 1997 under this facility.

     The agreements regarding the line of credit contain covenants which, among other matters, limit the ability of the Company and its subsidiaries to take the following actions without the consent of Greyrock: (1) merge, consolidate and acquire or sell assets, (2) incur indebtedness outside the ordinary course of business which would have a material adverse effect on the Company and its subsidiaries taken as a whole or on the prospect of repayment of the obligations under the line of credit, (3) pay dividends other than stock dividends and certain dividends with respect to the Company's Series A Cumulative Convertible Preferred Stock, and (4) redeem, purchase or acquire its capital stock.

     On March 25, 1997, the Company completed a $3.8 million private placement of the Debenture, which is generally convertible at any time prior to maturity at a conversion price of $2.55 per share, subject to adjustments in certain circumstances. The Debenture is redeemable at the option of the Company in whole or in part at any time on or after August 15, 1999 at annual redemption prices starting at 107% of principal, plus accrued interest to the redemption date. Each holder has the right to require the Company to repurchase the Debenture in the event that all three of the following events occur: (i) the Company incurs certain indebtedness, (ii) the Pro-Forma Interest Coverage is less than 2.0 to 1, and (iii) the average closing price of the Company's Common Stock is less than $2.00 per share for the preceding twenty trading days. The Company has used approximately $1.5 million of the $3.2 million of the net proceeds received from the sale of the Debenture to reduce indebtedness outstanding from time to time under the Greyrock

Facility, and expects to use the remainder for general corporate purposes and working capital.

     Since January 10, 1997, the average closing price of the Company's Common Stock has been less than $2.00 for the prior twenty trading days. Additionally, the Company's Pro Forma Interest Coverage remains less than 2.0 to 1. Therefore, if the Company incurs additional indebtedness (other than as permitted under the Debenture and Notes Indenture), then the holders of the Notes and the Debenture would have the right to require the Company to repurchase the Notes and the Debenture. Management currently is of the opinion that this restriction on additional borrowings will have no adverse effect on the Company's operations but may restrict its acquisition program. Should holders of the Notes and the Debenture ever have the ability to cause the Company to repurchase the Notes and the Debenture, there can be no assurance that the Company would have sufficient liquidity to effect such repurchase.

     During the Company's third quarter ended September 30, 1996 and a majority of the fourth quarter ended December 31, 1996, the Company experienced delays in obtaining circuits primarily in New Mexico, and, to a lesser extent, Arizona and Colorado. This delay in obtaining circuits, which was corrected in December 1996, adversely impacted the Company's gross margins and related profitability. The Company may in the future experience difficulties in obtaining circuits as the demand for circuits increases. These circuits, which must be obtained from the local RBOC, CLEC or a competitive access provider, enable the Company's network to operate at its optimum efficiency by increasing the number of calls originating and terminating on the network. Should the lack of available circuits recur, this condition will have a negative impact on gross profit margin and related profitability because the Company will be forced to terminate calls off its network at a higher cost than if terminated on its network.

     The Company experienced negative cash flow from operating activities of $2,289,481 and $1,224,486 in 1994 and 1995, respectively, and positive cash flow from operating activities of $635,390 in 1996. The positive cash flow of $635,390 in 1996 includes approximately $1.1 million of claims for transmission and access charges which the Company has paid but believes were overbilled by the Company's long line transmission carriers and several local exchange carriers. The Company intends to vigorously pursue settlement of these disputed charges by demanding cash repayment or credit against future billings. The overall improvement in cash flow from operating activities in 1996 is attributable to improved cash management. The improvement in 1995 over 1994 is primarily due to the improvement in operations resulting from the USC acquisition and subsequent integration of the combined operations.

     In 1994, accounts receivable expanded due to a growth in revenues without proportionate increases in accounts payable and accrued expenses, which caused working capital to be expended. Domestic accounts receivable are generally collected in 45 days and foreign accounts receivable are generally collected in 65 days. However, accounts payable for contracts with transmission carriers and switched service providers must generally be paid in 30 days. As is customary in the industry, the Company has entered into a contractual arrangement with one or more third party billing and collection companies with respect to certain of its receivables.

     Cash used in investing activities was $1,743,558, $7,141,820 and $3,172,528 in 1994, 1995 and 1996, respectively. Of the total in 1996,
$9,084,591 was utilized in the acquisition of Addtel, First Choice and Economy. Of the total in 1995, $6,974,685 was utilized in the acquisition of USC and of the total in 1994, $1,330,397 was utilized in the acquisition of LDN. $3,588,786 of the total in 1996 was attributable to expenditures for property and equipment primarily related to switching equipment and network associated costs.

     Cash provided by financing activities was $3,166,078, $8,858,613 and $16,073,866 respectively in 1994, 1995 and 1996, respectively. Net proceeds of $25.4 million from issuance of the Notes in 1996 were utilized to (i) repay existing bank debt of $7 million, (ii) repurchase 843,023 shares of the Company's Common Stock from former USC shareholders for $2.9 million, (iii) redeem the Company's outstanding debentures for $2.1 million, and (iv) the remaining balance of approximately $13.4 million was utilized to effect the Addtel and FCLD acquisitions and for network expansion and working capital. Proceeds generated from the issuance of $7,000,000 of long term debt and $1,000,000 of Series A Cumulative Convertible Preferred Stock ("Series A Stock") were utilized in the 1995 acquisition of USC. Proceeds from private placements of common stock were the principal source of the $1,330,397 of cash used for the 1994 acquisition of LDN. The majority of the increase in 1996 is attributable to the sale of Notes in August 1996.

     In connection with the USC acquisition, the Company (i) paid $6,500,000 in cash (including $2,400,000 paid in connection with certain agreements pertaining to non-competition and confidentiality); (ii) issued the notes having an aggregate principal amount of $4,250,000 and bearing interest at the rate of 11% per annum (the "USC Notes"); (iii) issued an aggregate of 125,000 shares of Series B Cumulative Convertible Preferred Stock ("Series B Stock"); and (iv) issued warrants exercisable into an aggregate of 1,050,000 shares of the Company's Common Stock at any time prior to July 31, 2000 at a per share exercise price of $1.25. On June 21, 1996, the Company acquired all of such securities for an aggregate of $308,500 of cash and the issuance of an aggregate of 843,023 shares of the Company's Common Stock. On August 14, 1996, the Company used $2,900,000 of the net proceeds of the offering of the Notes to exercise its option to purchase such 843,023 shares of the Company's Common Stock for an exercise price of $3.44 per share.

     In order to provide the cash portion of the purchase price to be paid to the stockholders of USC, the Company entered into a series of related transactions which were consummated concurrently with the closing of the USC acquisition on July 31, 1995. The primary transaction was the $10,000,000 Credit Agreement with Norwest under which $7,000,000 was advanced to fund a majority of the cash proceeds utilized in the acquisition. On November 10, 1995 and March 13, 1996, the Company entered into amendments to its Credit Agreement with Norwest, which, among other things: (i) amended certain definitions, agreements, and covenants relating to operating cash flow, senior debt service coverage, and prepayments on subordinated debt, and (ii) waived any breach of financial covenants with respect to senior debt service coverage and with respect to operating cash flow at September 30, 1995 and December 31, 1995. As part of such amendments, the Company paid default fees of $35,000 and prepaid $150,000 of indebtedness on November 30, 1995. In connection with obtaining the consent of Norwest to the sale of the Notes, on July 17, 1996 the Company received a waiver from Norwest with respect to any breach arising out of the computation of senior debt service coverage and operating cash flow as of May 31, 1996 for the preceding six months and paid a waiver fee of $20,000. These amendments and waivers to the Credit Agreement were necessitated because (1) the general and administrative expenses being incurred by USC exceeded those projected by the Company and (2) the closing date of the acquisition was delayed beyond the originally scheduled closing date. On August 12, 1996, the Company used approximately $7,000,000 of the net proceeds from the offering of the Notes to fully repay the principal and interest outstanding to the date of such repayment under the Credit Agreement.

     In addition, in consideration of the payment of $1,000,000 in cash and services provided in connection with the USC acquisition by JLCM, the Company privately placed with JLCM an aggregate of 166,667 shares of Series A Redeemable Preferred Stock and issued to JLCM the JLCM Warrant entitling JLCM to purchase an additional 500,000 shares of the Company's Common Stock at a price of $1.125 per share. On July 31, 1996, the Company issued JLCM an additional 13,333 shares of Series A Redeemable Preferred Stock in payment of the annual dividend on such stock.

     The terms and provisions relating to the Series A Redeemable Preferred Stock provide for the conversion of such shares into an aggregate of 1,440,000 shares of Common Stock of the Company at any time prior to redemption by the Company (either through optional redemption at any time after July 31, 1997, or through mandatory redemption no later than July 31, 2000), which number of shares was subject to adjustment in certain circumstances, including the issuance by the Company of shares of Common Stock at prices below the $1.125 stipulated conversion price.

     In March, April and June 1996, the Company entered into private placements whereby it sold an aggregate of $600,000 of its 9% Convertible Subordinated Debentures in March 1996 (the "March Debentures") and $400,000 of its 9% Convertible Subordinated Debentures in April 1996 (the "April Debentures"), and $1,000,000 of its 9% Convertible Subordinated Debentures in June 1996. All such debentures were repurchased by the Company on September 6, 1996 with approximately $2,100,000 of the net proceeds of the offering of the Notes. In connection with such private placements, the Company paid $75,000 of finders fees and issued the Finder's Warrants exercisable into an aggregate of 200,000 shares of Common Stock.

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

     At December 31, 1996, the Company had $29,048,762 of long term debt of which $570,859 was the current portion. On January 7, 1997, the Company incurred additional short-term indebtedness under the Greyrock Facility. The initial borrowing was $1.6 million and the balance fluctuates with pay-downs and
additional borrowings on a daily basis.   Although management believes that cash
flows generated from operations will improve with the integration of USC, Economy, FCLD and Addtel, and expansion of the Company's telecommunications network, the Company has put into place the Greyrock Facility to provide that working capital is available. Also, in order for the Company to continue its aggressive acquisition program, additional debt or equity must be raised. There is no assurance that such capital will be available. In the past, the Company has financed its operations and expansion needs from proceeds from private placements of Common Stock and the exercise of stock options. There can be no assurances that these or other sources of funds will continue to be available.

     At December 31, 1996, the Company had a cash and cash equivalent balance of $14,360,466 as compared to $823,738 at December 31, 1995. As of December 31, 1996, working capital was a negative $3,011,355 as compared to a negative $2,841,834 at December 31, 1995. These working capital amounts are comparable between the years.

CAPITAL EXPENDITURES

     Capital expenditures in 1996 totaled $4,590,027, of which $1,001,241 were financed. Capital expenditures for 1995 totaled $693,977 of which $500,701 were financed. The majority of these capital expenditures relate to switching equipment acquired by means of capital leases and network costs.

     Other than additional fixed facilities, such as switching equipment requirements as the network expands and peripheral equipment such as billing systems to support such expansion, future capital expenditures are expected to be minimal. The Company's future capital expenditures related to network expansion will be made primarily to acquire switches and related equipment. Additional switching equipment would require significant capital expenditures by the Company.

DISCONTINUED OPERATIONS

     In October 1994, the Company made the determination to focus its long-term strategy and resources on the expansion of its domestic telecommunications services business, ultimately resulting in the sale of all of the issued and outstanding capital stock of SATC described below as well as the discontinuation of the operations of Baltic States/CIS Ventures, Inc. ("BSCV").

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

NEW ACCOUNTING STANDARDS

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company has adopted SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 has not impacted the Company's consolidated balance sheet or statement of operations.

ITEM 7.  FINANCIAL STATEMENTS.

     The consolidated financial statements of the Company and its subsidiaries and notes thereto are included elsewhere in this report on Form 10-KSB as follows:





                                                                          Page
                                                                          ----

Reports of Independent Public Accountants for the years ended
   December 31, 1996, 1995 and 1994                                        F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1996 and 1995          F-3

     Consolidated Statements of Operations for the years
         ended December 31, 1996, 1995 and 1994                            F-5

     Consolidated Statements of Shareholders' Equity for the
        years ended December 31, 1996, 1995 and 1994                       F-7

     Consolidated Statements of Cash Flows for the years
        ended December 31, 1996, 1995 and 1994                             F-8

     Notes to Consolidated Financial Statements                            F-9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "MANAGEMENT - Executive Officers and Directors" and "Section 16(a) Reporting" contained in the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company tentatively scheduled to be held on May 29, 1997. (the "Proxy Statement").


ITEM 10.  EXECUTIVE COMPENSATION.

     Information with respect to compensation of directors and executive officers of the Company is incorporated herein by reference to the information under the captions "EXECUTIVE COMPENSATION" and "MANAGEMENT - Committees, Meetings and Compensation of the Board of Directors" contained in the Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.


                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

EXHIBIT
 NO.  DESCRIPTION

3.1 Certificate of Incorporation of the Company, as amended through December 31, 1994 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

3.2 Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

3.3 Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

3.4 Certificate of Amendment filed with the Delaware Secretary of State on August 3, 1995 (filed as Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

3.5 Certificate of Amendment of Certificate of Incorporation of SA Telecommunications, Inc. filed with the Delaware Secretary of State on July 9, 1996 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996 filed with the Commission on August 29, 1996 and incorporated herein by reference)

3.6 Certificate of Elimination of Series B Cumulative Preferred Stock of the Company filed with the Delaware Secretary of State on July 9, 1996 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996 filed with the Commission on August 29, 1996 and incorporated herein by reference)

3.7 Amended and Restated Bylaws of the Company (filed as Exhibit 3.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

4.1 Indenture dated as of August 12, 1996 between the Company and United States Trust Company of New York as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996, filed with the Commission on August 29, 1996 and incorporated herein by reference)

4.2 Purchase Agreement dated as of August 5, 1996 among the Company, Furman Selz LLC and Rauscher Pierce Refsnes, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996, filed with the Commission on August 29, 1996 and incorporated herein by reference)

4.3 Registration Rights Agreement dated as of August 12, 1996 among the Company, Furman Selz LLC and Rauscher Pierce Refsnes, Inc. (filed as
      Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996, filed with the Commission on August 29, 1996 and incorporated herein by reference)

4.4 Form of Series A Preferred Stock Certificate (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

4.5 Form of Certificate Evidencing Common Stock (filed as Exhibit 4.19 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

9.1 Voting Trust Agreement between Jack W. Matz, Jr. as trustee and ITEX Corporation, dated June 30, 1992 (filed as Exhibit 9.1 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

9.2 Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Terry Houston, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.3 Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Scott Moster, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.4 Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Roy D. Duckworth, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.5 Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Daniel J. Dziuba, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.6   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Paul
      R. Miller, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.7   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and David
      L. Hover, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.8 Form of Voting Agreement, executed as of September 20, 1995 between the Company, Jack W. Matz, Jr. and each of Seth Joseph Antine, Fred Rudy, Jules Nordlicht, Moses Elias, Harry Adler, Dr. Seymour Huberfeld, Connie Lerner, Mueller Trading L.P., Jack Ehrenhaus, Cong. Ahavas Tzedach Vachsed and Laura Huberfeld/Naomi Bodner Partnership (the "Investors") filed as Exhibit 4.15 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

9.9   Voting Agreement dated as of April 11, 1996 among the Company, Terry
      R. Houston and Jack W. Matz, Jr. (filed as Exhibit 9.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

9.10 Form of Voting Agreement dated as of May 7, 1996 among the Company, Jack W. Matz, Jr. and each of Laura Huberfeld/Naomi Bodner Partnership, Fred Rudy, Seth Joseph Antine, Harry Adler, Dr. Seymour Huberfeld and Jules Nordlicht (the "1996 Investors") and schedule of differences thereto (filed as Exhibit 9.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

9.11 Pledge Agreement dated January 10, 1997 between Charles Tony Lonstein, Agent, U.S. Communications, Inc. and the Company (Filed as Exhibit B to Exhibit 2.1 to the Company's Current Report on Form 8-K for the event occurring on January 10, 1996, filed with the Commission on January 22, 1997 and incorporated herein by reference)

10.1 Share Purchase Agreement, dated as of July 31, 1995, by and between the Company and Jesup & Lamont Capital Markets, Inc. (filed as
      Exhibit 4.3 to the Company's Current Report on Form 8-K/A for the event occurring on July 31, 1995, filed with the Commission on October 13, 1995 and incorporated herein by reference)

10.2 Warrant Purchase Agreement, dated as of July 31, 1995, be and between the Company and Jesup and Lamont Capital Markets, Inc. (filed as
      Exhibit 4.4 to the Company's Current Report on Form 8-K/A for the event occurring on July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

10.3 Common Stock Purchase Warrant Certificate issued to Jesup & Lamont Capital Markets, Inc. (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K/A for the event occurring on July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

10.4 Agreement dated as of October 26, 1995 between the Company and Jesup & Lamont Capital Markets, Inc. (filed as Exhibit 4.18 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

10.5 Agreement dated as of October 26, 1995 by and between the Company and each of the Investors (filed as Exhibit 4.16 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

10.6 Form of Warrant Certificates issued to each of the Investors and schedule of differences thereto pursuant to General Instructions to
      Item 601 (filed as Exhibit 4.14 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

10.7 Form of Subscription Agreements executed as of September 20, 1995 by and between the Company and each of the Investors and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.13 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

10.8 Employment Agreement dated March 24, 1995 by and between the Company and Jack Matz (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

10.9 Amendment to Employment Contract dated as of March 13, 1996 by and between the Company and Jack Matz (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

10.10 Employment Contract dated March 13, 1996 by and between the Company and Paul R. Miller (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

10.11 Employment Agreement dated April 1, 1994 by and between LDN and Terry Houston (filed as Exhibit 2.2 to the Company's Current Report on
      Form 8-K, dated May 16, 1994, and incorporated herein by reference)

10.12 Settlement Agreement dated April 11, 1996 by and between the Company and Terry Houston (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

10.13 Amendment to Settlement Agreement dated June 10, 1996 between the Company and Terry Houston (filed as Exhibit 10.13 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and incorporated herein by reference)

10.14 Severance Agreement dated as of March 18, 1996 by and between the Company and J. David Darnell (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

10.15 1994 Stock Option Plan for Non-Employee Directors of the Company (Non-Employee Director Plan")(filed as Item 2 of the Company's Proxy Statement dated June 29, 1994 and incorporated herein by reference)

10.16 Form of Stock Option Agreement used in connection with Non-Employee Director Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

10.17 1994 Employee Stock Option Plan ("Employee Plan")(filed as Exhibit A to the Company's Proxy Statement dated April 26, 1996 and incorporated herein by reference)

10.18 Form of Non-Qualified Stock Option Agreement used in connection with the Employee Plan (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

10.19 Form of Incentive Stock Option Agreement used in connection with the Employee Plan (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

10.20 Settlement Agreement dated March 25, 1996 between the Company and Jesup & Lamont Capital Markets, Inc. (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

10.21 Form of Subscription Agreement dated as of May 7, 1996 between the Company and each of the 1996 Investors and schedule of differences thereto pursuant to General Instruction 601 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

10.22 Form of Common Stock Purchase Warrant dated as of May 7, 1996 issued to each of the 1996 Investors and schedule of differences thereto pursuant to General Instruction 601 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

10.23 Consulting Agreement dated as of June 21, 1996 between the Company and John Nugent (Filed as Exhibit 10.23 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and incorporated herein by reference)

10.24 Lease Agreement effective as of October 11, 1995 between
      Telecommunications Finance Group and Long Distance Network, Inc. (Filed as Exhibit 10.24 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and incorporated herein by reference)

10.25 Stock Purchase Agreement dated as of January 10, 1997 among the Company, Addtel Communications, Inc., Charles Tony Lonstein, Aviram Lonstein, Daniel G. Lonstein and David R. Lonstein (filed as
      Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.26 Loan and Security Agreement dated December 26, 1996 among Greyrock Business Credit and the Company, U.S. Communications, Inc., Long Distance Network, Inc., and Southwest Long Distance Network, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.27 Schedule to Loan and Security Agreement dated December 26, 1996 among Greyrock Business Credit, the Company, U.S. Communications, Inc., Long Distance Network, Inc. and Southwest Long Distance Network, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.28 Cross-Corporate Continuing Guaranty dated December 26, 1996 of the Company, U.S. Communications, Inc., Long Distance Network, Inc., and Southwest Long Distance Network, Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.29 Continuing Guaranty dated December 26, 1996 of North American Telecommunications Corporation, Baltic States and CIS Ventures, Inc., CIS Intelligence Information Services, Inc. and Uniquest
      Communications, Inc. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.30 Pledge Agreement dated as of December 26, 1996 between Greyrock Business Credit and the Company (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.31 Pledge Agreement dated as of December 26, 1996 between Greyrock Business Credit and U.S. Communications, Inc. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.32 Security Agreement dated December 26, 1996 among Greyrock Business Credit and North American Telecommunications Corporation, Baltic States and CIS Ventures, Inc., CIS Intelligence Information Services, Inc. and Uniquest Communications, Inc. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.33 Severance Agreement dated as of March 18, 1996 by and between the Company and Lynn H. Johnson (filed as Exhibit 10.33 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and incorporated herein by reference)

10.34 Assumption Agreement and Amendment to Loan Agreement dated February 12, 1997 between Greyrock Business Credit and AddTel Communications, Inc., the Company, Long Distance Network, Inc., U.S. Communications, Inc. and Southwest Long Distance Network, Inc.*

10.35 Pledge Agreement dated February 12, 1997 between Greyrock Business Credit and the Company*

10.36 Cross-Corporate Continuing Guaranty dated February 12, 1997 of AddTel Communications, Inc.*

10.37 Cross-Corporate Continuing Guaranty dated February 12, 1997 of the Company, U.S. Communications, Inc., Long Distance Network, Inc., and Southwest Long Distance Network, Inc.*

10.38 Continuing Guaranty dated February 12, 1997 of AddTel Communications,
      Inc.*

10.39 Second Amendment to Employment Contract dated March 26, 1997 between the Company and Jack W. Matz, Jr.*

10.40 Amendment to Employment Contract dated March 26, 1997 between the Company and Paul R. Miller*

10.41 Purchase Agreement dated March 25, 1997 between the Company and Northstar High Total Return Fund*

10.42 Registration Rights Agreement dated March 25, 1997 between the Company and Northstar High Total Return Fund*

10.43 Severance Agreement dated March 26, 1997 between the Company and John Nugent*

10.44 The Company's 10% Convertible Debenture Due 2006*

21.1  Subsidiaries of the Company*

23.1  Consent of Price Waterhouse LLP*

27.1  Financial Data Schedule*


-----------------
* Filed herewith

     (b)  REPORTS ON FORM 8-K

     On December 11, 1996, the Company filed a Form 8-K dated December 10, 1996, which reported the execution of a letter of intent between the Company and Addtel to acquire all of the outstanding stock of Addtel.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SA TELECOMMUNICATIONS, INC.

                                       By:  /s/ Jack W. Matz, Jr.
                                           ------------------------------------
                                           Jack W. Matz, Jr.
                                           Chairman and Chief Executive Officer

Date:   March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated:

Name                          Title                           Date

/s/ Jack W. Matz, Jr.        Director, Chairman and Chief     March 28, 1997
-------------------------    Executive Officer
Jack W. Matz, Jr.


/s/ Paul R. Miller           Director, President and          March 28, 1997
-------------------------    Chief Operating Officer
Paul R. Miller


/s/ J. David Darnell         Director, Vice President-        March 28, 1997
-------------------------    Finance and Chief Financial
J. David Darnell             Officer


/s/ John H. Nugent           Director, Vice President         March 28, 1997
-------------------------
John H. Nugent


/s/ Thomas L. Cunningham     Director                         March 28, 1997
-------------------------
Thomas L. Cunningham


/s/ Pete W. Smith            Director                         March 28, 1997
-------------------------
Pete W. Smith


/s/ Barry J. Williams        Director                         March 28, 1997
-------------------------
Barry J. Williams


/s/ Howard F. Curd           Director                         March 28, 1997
-------------------------
Howard F. Curd


/s/ Reuben F. Richards       Director                         March 28, 1997
-------------------------
Reuben F. Richards

/s/ Dean A. Thomas           Director                         March 28, 1997
-------------------------
Dean A. Thomas


/s/ John Q. Ebert            Director                         March 28, 1997
-------------------------
John Q. Ebert


/s/ Igor I. Mamantov         Director                         March 28, 1997
-------------------------
Igor I. Mamantov

           SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Accountants for the years ended December 31, 1996,
  1995 and 1994                                                            F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1996 and 1995          F-3

     Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994                                    F-5

     Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 1996, 1995 and 1994                                    F-7

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                                    F-8

     Notes to Consolidated Financial Statements                            F-9

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of SA Telecommunications, Inc.


In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SA Telecommunications, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Dallas, Texas
March 25, 1997

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                          DECEMBER 31,
                                                   --------------------------
                                                      1996            1995
                                                      ----            ----
 ASSETS

Current assets:
  Cash and cash equivalents                         $14,360,466    $   823,738
  Accounts and notes receivable:
    Trade, net of allowance for doubtful
     accounts of $2,796,946 and $475,845,
     respectively                                     7,035,710      4,022,131
    Other, net of allowance for doubtful accounts
     of $31,479 and $46,122, respectively             1,481,072        407,550
  Inventory                                             136,875        146,037
  Prepaid expenses and other                            594,081        292,439
                                                    -----------    -----------
     Total current assets                            23,608,204      5,691,895
                                                    -----------    -----------


Property and equipment                               10,054,937      3,911,652
Less accumulated depreciation and amortization       (1,380,307)      (495,613)
                                                    -----------    -----------
    Net property and equipment                        8,674,630      3,416,039
                                                    -----------    -----------


Excess of cost over net assets acquired, net
 of accumulated amortization                         27,902,634     16,869,648
                                                    -----------    -----------

Other assets:
  Debt issuance cost                                  2,083,843             -
  Other                                                 409,758         63,221
                                                    -----------    -----------
    Total other assets                                2,493,601         63,221
                                                    -----------    -----------
      Total assets                                  $62,679,069    $26,040,803
                                                    -----------    -----------
                                                    -----------    -----------

                                      (Continued)

                     The accompanying notes are an integral part of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                               DECEMBER 31,
                                                       ---------------------------
                                                          1996              1995
                                                       ---------          --------
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  2,023,955       $    761,880
  Accrued telecommunications expenses                  11,360,002          2,337,420
  Other accrued expenses                                2,382,504          1,163,603
  Acquisition obligation                                9,500,000             -
  Short-term notes payable                                782,239            475,610
  Current maturities of long-term obligations             570,859          3,795,216
                                                     ------------       ------------
    Total current liabilities                          26,619,559          8,533,729
                                                     ------------       ------------

Long-term obligations, less current maturities         28,477,903          7,398,670
                                                     ------------       ------------

Commitments and contingencies

Series A Redeemable Preferred Stock, $.00001
 par value, 250,000 shares authorized; 180,000 and
 166,667 shares issued in 1996 and 1995,
 respectively                                           1,330,303          1,129,459
                                                     ------------       ------------

Shareholders' equity:
  Series B Preferred Stock, $.00001 par value,
   250,000 shares authorized; 125,000 shares
   issued in 1995                                            -               575,280
  Common Stock, $.0001 par value, 50,000,000
   shares authorized; 16,858,053 and 13,462,120
   issued, respectively                                     1,686              1,346
  Additional paid-in capital                           26,402,671         20,855,099
  Retained deficit                                    (16,299,038)       (11,996,179)
  Treasury stock (1,197,518 and 240,072 shares,
   respectively) at cost                               (3,854,015)          (456,601)
                                                     ------------       ------------
    Total shareholders' equity                          6,251,304          8,978,945
                                                     ------------       ------------
      Total liabilities and shareholders' equity     $ 62,679,069       $ 26,040,803
                                                     ------------       ------------
                                                     ------------       ------------

                    The accompanying notes are an integral part
                     of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                             FOR THE YEARS ENDED DECEMBER 31,
                                        -----------------------------------------
                                            1996            1995          1994
                                        -----------   -------------   -----------
Telecommunications revenues             $35,668,502   $  20,748,021   $ 9,755,343
Cost of revenue                          22,530,228      14,116,113     8,298,430
                                        -----------   -------------   -----------

Gross profit                             13,138,274       6,631,908     1,456,913
                                        -----------   -------------   -----------
Operating expenses:
    General and administrative           10,927,890       6,478,394     2,854,237
    Depreciation and amortization         2,861,900       1,287,225       413,317
    Nonrecurring network
     reconfiguration costs                  806,436          -             -
    Nonrecurring restructuring and
     integration costs                    2,015,506         143,399        -
                                        -----------   -------------   -----------
      Total operating expenses           16,611,732       7,909,018     3,267,554
                                        -----------   -------------   -----------
Loss from continuing operations before
  other income (expense) and extra-
  ordinary item                          (3,473,458)     (1,277,110)   (1,810,641)

Other income (expense):
    Interest expense                     (2,129,876)       (682,796)     (29,903)
    Other, net                              221,175          24,685       21,474
                                        -----------   -------------   -----------
      Total other income (expense)       (1,908,701)       (658,111)      (8,429)
                                        -----------   -------------   -----------
Loss from continuing operations before
    extraordinary item                   (5,382,159)     (1,935,221)  (1,819,070)

                                   (Continued)

                   The accompanying notes are an integral part of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------------------
                                                 1996             1995             1994
                                              ----------       ----------       ----------
Discontinued operations:
    Loss from title plant services operations      -               -             (477,916)
    Provision for operating losses during
      phase-out period                             -            (475,000)        (150,000)
    Loss from impairment                           -          (4,055,742)           -
                                             -----------     -----------      -----------
      Loss from discontinued operations            -          (4,530,742)        (627,916)
                                             -----------     -----------      -----------
Loss before extraordinary item                (5,382,159)     (6,465,963)      (2,446,986)
Extraordinary item - net gain on
 extinguishment of debts                       1,327,644           -                -
                                             -----------     -----------      -----------
Net loss                                      (4,054,515)     (6,465,963)      (2,446,986)

Preferred dividend requirements,
  including accretion                           (248,344)       (125,352)           -
                                             -----------     -----------      -----------
Net loss applicable to common shareholders   $(4,302,859)   $ (6,591,315)     $(2,446,986)
                                             -----------     -----------      -----------
                                             -----------     -----------      -----------

Loss per weighted average common
  share outstanding:
    Continuing operations                    $     (0.35)   $      (0.17)     $     (0.20)
    Discontinued operations                        -               (0.39)           (0.07)
                                             -----------     -----------      -----------
    Loss before extraordinary item                 (0.35)          (0.56)           (0.27)
    Extraordinary item                              0.08           -               -
                                             -----------     -----------      -----------
    Net loss per share                       $     (0.27)   $      (0.56)     $     (0.27)
                                             -----------     -----------      -----------
                                             -----------     -----------      -----------
    Net loss per share applicable to
      common shareholders                    $     (0.28)   $      (0.57)     $     (0.27)
                                             -----------     -----------      -----------
                                             -----------     -----------      -----------
    Weighted average number of
      common shares outstanding               15,199,928      11,639,186        9,199,720
                                             -----------     -----------      -----------
                                             -----------     -----------      -----------


                   The accompanying notes are an integral part
                    of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                    -----------------------------------------------------------------------------------------------
                                        SERIES B
                                     PREFERRED STOCK         COMMON STOCK     ADDITIONAL
                                    -----------------     -----------------     PAID-IN      RETAINED       TREASURY
                                    SHARES     AMOUNT       SHARES    AMOUNT    CAPITAL      DEFICIT          STOCK        TOTAL
                                    ------     ------     ---------  -------  ---------   ------------     ----------     -------
Balances at December 31, 1993          -         -        7,372,661  $  737  $ 8,572,764  $ (2,957,878)   $   (20,000) $ 5,595,623

Private placements of Common Stock     -         -          834,317      84    1,885,264        -              -         1,885,348
Issuance of Common Stock for:
    Exercise of options                -         -        1,057,075     106    1,421,216        -            (220,950)   1,200,372
    Acquisition of LDN                 -         -        1,302,086     130    3,749,870        -              -         3,750,000
Net loss for the year                  -         -            -         -         -         (2,446,986)        -        (2,446,986)
                                   --------  ---------   ----------  ------  -----------  ------------    -----------   -----------
Balances at December 31, 1994          -         -       10,566,139   1,057   15,629,114    (5,404,864)      (240,950)   9,984,357

Private placements of Common Stock     -         -        1,981,120     197    2,379,464        -             (44,057)   2,335,604
Issuance of Common Stock for
 exercise of options                   -         -          914,861      92      633,521        -            (171,594)     462,019
Issuance of Series B Preferred
 Stock for acquisition of USC       125,000  $ 575,280        -         -         -             -              -           575,280
Issuance of warrants for
 acquisition and financing of USC      -         -            -         -      2,213,000        -              -         2,213,000
Preferred dividend requirements,
 including accretion                   -         -            -         -         -           (125,352)        -          (125,352)
Net loss for the year                  -         -            -         -         -         (6,465,963)        -        (6,465,963)
                                   --------  ---------   ----------  ------  -----------  ------------    -----------   -----------
Balances at December 31, 1995       125,000    575,280   13,462,120   1,346   20,855,099   (11,996,179)      (456,601)   8,978,945

Private placements of Common Stock     -         -          251,700      25      369,975        -              -           370,000
Issuance of Common Stock for:
    Exercise of options                -         -          524,036      52      632,444        -            (497,414)     135,082
    Exercise of warrants               -         -        1,090,000     109    1,362,391        -              -         1,362,500
    Conversion of debt                 -         -          267,856      27      449,973        -              -           450,000
    Other                              -         -          419,318      42      750,633        -              -           750,675
Issuance of Common Stock for
 acquisition of USC securities     (125,000)  (575,280)     843,023      85    1,613,229        -          (2,900,000)  (1,861,966)
Issuance of warrants                   -         -            -         -        368,927        -              -           368,927
Preferred dividend requirements,
 including accretion                   -         -            -         -         -           (248,344)        -          (248,344)
Net loss for the year                  -         -            -         -         -         (4,054,515)        -        (4,054,515)
                                   --------  ---------   ----------  ------  -----------  ------------    -----------   -----------
Balances at December 31, 1996          -     $   -       16,858,053  $1,686  $26,402,671  $(16,299,038)   $(3,854,015) $ 6,251,304
                                   --------  ---------   ----------  ------  -----------  ------------    -----------   -----------
                                   --------  ---------   ----------  ------  -----------  ------------    -----------   -----------

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------
                                                              1996                 1995             1994
                                                          -----------          -----------        -----------
Cash flows from operating activities:
  Net loss                                               $ (4,054,515)         $(6,465,963)     $(2,446,986)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Extraordinary net gain on extinguishment
     of debts                                              (1,327,644)                 -                -
    Loss from discontinued operations                             -                    -            477,916
    Provision for discontinued operations                         -              4,530,742          150,000
    Depreciation and amortization                           2,861,900            1,287,225          413,317
    Provision for losses on accounts receivable             2,197,083              455,793          318,583
    Cash used for discontinued SATC business                      -               (263,320)        (441,864)
    Other                                                      17,946              (44,587)          15,280
    (Increase) decrease, net of effect of acquisitions:
      Accounts and notes receivable                          (925,570)            (862,288)        (150,480)
      Prepaid expenses and other                             (280,481)             394,822          (63,759)
      Other assets                                              9,162              320,990          (16,581)
    Increase (decrease), net of effect of acquisitions:
      Accounts payable and accrued expense                  2,137,509             (577,900)        (544,907)
                                                          -----------          -----------        -----------

 Net cash provided by (used in)
  operating activities                                        635,390           (1,224,486)      (2,289,481)
                                                          -----------          -----------        -----------
 Cash flows from investing activities:
    Additions to property and equipment                    (3,588,786)            (193,276)        (208,317)
    Purchase of First Choice, net of cash acquired         (2,244,110)                 -                 -
    Purchase of Addtel, net of cash acquired               (6,840,481)                 -                 -
    Acquisition obligation - AddTel                         9,500,000                  -                 -
    Purchase of USC, net of cash acquired                         -             (6,974,685)              -
    Purchase of LDN, net of cash acquired                         -                    -          (1,330,397)
    Cash used for discontinued SATC business                      -                (34,481)         (195,393)
    Sale of assets                                              2,557               60,622               -
    Other                                                      (1,708)                 -              (9,451)
                                                          -----------          -----------        -----------
 Net cash used in investing activities                     (3,172,528)          (7,141 820)       (1,743,558)
                                                          -----------          -----------        -----------
 Cash flows from financing activities:
    Borrowings                                             29,269,805            7,450,000           120,000
    Debt issuance cost                                     (2,174,799)                 -                 -
    Principal payments on obligations                      (9,671,270)          (1,971,510)          (39,642)
    Proceeds from private placements
     of Common Stock                                              -              2,073,104         1,885,348
    Purchase of treasury stock                             (2,900,000)              -                    -
    Proceeds from exercise of options                         187,630              307,019         1,200,372
    Proceeds from exercise of warrants                      1,362,500                  -                 -
    Proceeds from Series A Redeemable Preferred Stock             -              1,000,000               -
                                                          -----------          -----------        -----------
 Net cash provided by financing activities                 16,073,866            8,858,613          3,166,078
                                                          -----------          -----------        -----------
 Increase (decrease) in cash                               13,536,728              492,307           (866,961)
 Cash at beginning of year                                    823,738              331,431          1,198,392
                                                          -----------          -----------        -----------
 Cash at end of year                                      $14,360,466          $   823,738        $   331,431
                                                          -----------          -----------        -----------
                                                          -----------          -----------        -----------


                            The accompanying notes are an integral part of these consolidated financial statements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

    SA Telecommunications, Inc. (STEL or the Company) is a full-service, regional interexchange carrier that provides intrastate, interstate and international service, as well as a variety of operator and other services. In 1995, the Company changed its name to SA Telecommunications, Inc. from SA Holdings, Inc. to better reflect the focus on its core telecommunications business.

    The Company conducts its domestic telecommunication operations through U.S. Communications, Inc. (USC) (acquired effective June 1, 1995 - See
    Note 5), Long Distance Network, Inc. (LDN) (acquired effective March 1, 1994 - See Note 6) and AddTel Communications, Inc. (Addtel) (acquired effective November 1, 1996 - see Note 3). USC, LDN and Addtel provide direct dial long distance services to small and medium-sized commercial customers and, to a lesser extent, residential customers.
    Additionally, operator services (telephone calling card, collect, third party billing, and credit card calls requiring operator assistance) are provided to hotels, motels, hospitals, universities, private pay telephone owners, and residences. Domestic telecommunications revenue comprised approximately 95%, 92% and 76% of consolidated revenues in 1996, 1995 and 1994, respectively.

    The Company conducts its international call back telecommunications operations mainly in Central and South America through North American Telecommunications Corporation (NATC). NATC is a private telecommunications carrier which provides various long distance telecommunications services to its foreign customers, including interchange services, operator services, international long distance, voice mail, conference calling, and facsimile distribution. Foreign revenues comprised approximately 5%, 8% and 22% of total consolidated revenues in 1996, 1995 and 1994, respectively. NATC conducts business under the product name of "GlobalCOM." The Company is discontinuing this product line in 1997.

    Until September 1995, the Company participated in various joint ventures in the Baltic States and Commonwealth of Independent States (formerly the Soviet Union). At September 30, 1995, the Company terminated its participation in these joint ventures to focus on its telecommunications business. These operations had no significant impact on the consolidated balance sheets at December 31, 1995 or the consolidated statements of operations for the two years ended December 31, 1995.

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

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    FINANCIAL INSTRUMENTS

    The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments approximate their recorded values.

    BUSINESS AND CREDIT CONCENTRATIONS

    In the normal course of business, the Company extends unsecured credit to its customers. All international call back telecommunications services are billed and principally paid in U.S. dollars. Management has provided an allowance for doubtful accounts to provide for amounts which may eventually become uncollectible and to provide for any disputed charges. Two domestic telecommunications customers accounted for approximately 31% and 8%, respectively, of total consolidated revenues in 1994. No customers individually accounted for more than 10% of consolidated revenues in 1996 or 1995.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and investments with purchased original maturities of three months or less. The Company has approximately $14 million of cash and cash equivalents in excess of FDIC insured limits at December 31, 1996. The Company has not experienced any losses on its cash and cash equivalents.

    INVENTORY

    Inventory is valued at the lower of cost or market with the cost determined using the first-in, first-out method. Inventory consists of automatic dialers for installation in customers' telephone equipment.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization for financial statement purposes is provided by the straight-line method over the estimated useful lives of the depreciable assets. Maintenance and repairs are expensed as incurred while replacements and betterments are capitalized.

    GOODWILL AND RELATED INTANGIBLES

    Goodwill and related intangibles reflect the acquired cost of goodwill, customer lists, noncompete agreements, and related items. These intangibles are amortized by the straight-line method over their estimated useful lives. It is the Company's policy to review on an annual basis the net realizable value of its intangible assets through an assessment of the estimated future cash flows related to such assets. In the event that total assets (including property and equipment) are found to be stated at amounts in excess of estimated future cash flows, the assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

    DEBT ISSUANCE COSTS

    The Company defers costs incurred directly in connection with the issuance of debt obligations and charges such costs to interest expense on a straight line basis over the terms of the respective debt agreements.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    REVENUE RECOGNITION

    The Company recognizes revenue as services are performed based on customer usage, net of an estimate for uncollectible revenue. The Company sells its services to its customers primarily on a measured time basis.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company has adopted SFAS 123 on a disclosure basis only.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    LOSS PER SHARE

    Loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods. The effect of outstanding options and warrants on the computation of net loss per share is antidilutive and, therefore, is not included in the computation for the years ended December 31, 1996, 1995 and 1994.

    FEDERAL INCOME TAXES

    Deferred income taxes are calculated utilizing an asset and liability approach whereby deferred taxes are provided for tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. Valuation allowances against deferred tax assets are provided where appropriate.

    STATEMENT OF CASH FLOWS

    Cash paid for interest for the years ended December 31, 1996, 1995 and 1994 was $1,040,840, $374,249 and $21,896, respectively.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

3. ACQUISITION OF ADDTEL COMMUNICATIONS, INC.

   Effective November 1, 1996, the Company acquired all of the outstanding common stock of Addtel, a switchless reseller of long distance services located in Glendale, California. The aggregate purchase price of $9.5 million (including $2 million allocated to nonsolicitation agreements) was paid $8 million in cash with the remaining $1.5 million held in escrow by the Company to offset certain contractual adjustments or indemnity claims. The purchase price was funded in January 1997 from the remaining proceeds of the Company's 10% Convertible Notes issued in August 1996. Accordingly, the Company recorded an acquisition obligation of $9,500,000 at December 31, 1996.

   The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired has been recorded based upon the fair values of the assets acquired and liabilities assumed. The initial purchase price allocations are based on preliminary estimates and may change based on the ultimate determination of fair value. As a result, the final purchase price allocations may differ from the estimates. The Company's consolidated statements of operations include the results of operations of Addtel since November 1, 1996.

   A summary of the Addtel excess of cost for financial reporting purposes over net assets acquired is as follows:

                                                   December 31,
                                                       1996            Life
                                                       ----            ----

      Goodwill                                    $  7,916,825          25
      Nonsolicitation agreements                     2,000,000           5
      Customer acquisition costs                       878,673          10
                                                   -----------
                                                    10,795,498
     Accumulated amortization                         (134,043)
                                                   -----------
                                                   $10,661,455
                                                   -----------
                                                   -----------



    The following unaudited pro forma combined results of operations for the Company assume that the acquisition of Addtel was completed at the beginning of 1995. These pro forma amounts represent historical operating results of Addtel combined with those of the Company with appropriate adjustments which give effect to interest expense and amortization. These pro forma amounts are not necessarily indicative of consolidated operating results which would have occurred had Addtel been included in the operation of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operations, selling, general and administrative expenses nor do the amounts reflect any higher costs associated with unanticipated integration or other organizational activities the Company may be forced to undertake as a result of the acquisition.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


                                              For the years ended
                                                  December 31,
                                             ---------------------
                                             1996             1995
                                             ----             ----

      Revenues                           $56,832,328      $33,474,021
      Net loss                            (6,210,115)      (8,258,267)
      Net loss per share outstanding           (0.41)           (0.71)


4. ACQUISITION OF FIRST CHOICE LONG DISTANCE, INC.

   Effective September 1, 1996, the Company acquired substantially all of the assets of First Choice Long Distance, Inc. (First Choice), a switch-based reseller of long distance services located in Amarillo, Texas, for a total consideration of $2,070,000 (including noncompete agreements). The assets acquired included First Choice's customer base of approximately 4,500 customers and two Siemens Stromberg-Carlson DCO Central Office type switches, which will be integrated into the Company's existing network. The purchase price was funded from proceeds of the Company's 10% Convertible Notes issued in August 1996.

   The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired has been recorded based upon the fair market values of assets acquired and liabilities assumed. The excess of cost over net assets acquired of $741,757 and noncompete agreements of $720,000 are being amortized on a straight-line basis over 25 and 2 years, respectively. This allocation was based on preliminary estimates and may be revised at a later date. The Company's consolidated statements of operations include the results of operations of First Choice since September 1, 1996.

   The following unaudited pro forma combined results of operations of the Company assume that the acquisition of First Choice was completed at the beginning of 1995. These pro forma amounts represent the historical operating results of First Choice combined with those of the Company with appropriate adjustments which give effect to interest expense and amortization expense. These pro forma amounts are not necessarily indicative of consolidated operating results which would have been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses nor do the amounts reflect any higher costs associated with unanticipated integration or other organizational activities the Company may be forced to undertake as a result of the acquisition.


                                            For the years ended
                                                December 31,
                                            ---------------------
                                            1996             1995
                                            ----             ----

      Revenues                           $37,836,495     $23,293,156
      Net loss                            (4,457,212)     (6,857,991)
      Net loss per share outstanding           (0.29)          (0.59)

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

 5.  ACQUISITION OF U.S. COMMUNICATIONS, INC.

   Effective June 1, 1995, the Company acquired all of the outstanding common stock of U.S. Communications, Inc. (USC), a switchless reseller of long distance services located in Levelland, Texas. The stated purchase price of $12 million for the USC common stock and the covenants not to compete were paid (i) $6.5 million in cash, (ii) $2.75 million in notes bearing 11% interest per annum, (iii) $1.5 million in a separate group of notes also bearing 11% interest per annum, (iv) 125,000 shares of Series B Preferred Stock of the Company, and (v) common stock purchase warrants exercisable into 1,050,000 shares of stock at $1.25 per common share. The Company recorded the Series B Preferred Stock and common stock purchase warrants at their respective fair values as of the date of issuance. (See Note 10 regarding the Company's 1996 acquisition of these securities.)

   In order to fund the cash portion of the purchase price, the Company borrowed an aggregate of $7.0 million from Norwest Bank Minnesota, N.A. and privately placed 166,667 shares of its Series A Preferred Stock, along with a common stock purchase warrant exercisable into 500,000 shares of stock at $1.125 per share, with Jesup & Lamont Capital Markets, Inc. for $1.5 million. The Company recorded the Series A Preferred Stock and common stock purchase warrants at their respective fair values as of the date of issuance.

   The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired has been recorded based upon the fair values of assets acquired and liabilities assumed. The Company's consolidated statements of operations include the results of operations of USC since June 1, 1995.

   A summary of the USC excess of cost for financial reporting purposes over net assets acquired is as follows:

                               December 31      December 31,
                                  1996             1995                Life
                                  ----             ----                ----

Goodwill                      $ 9,399,153       $ 9,325,892              25
Covenants not to compete        2,400,000         2,400,000               5
Customer acquisition costs      1,036,946         1,036,946              10
                              -----------       -----------

                               12,836,099        12,762,838
Accumulated amortization       (1,519,464)         (558,104)
                              -----------       -----------
                              $11,316,635       $12,204,734
                              -----------       -----------
                              -----------       -----------




   The following unaudited pro forma combined results of operations for the Company assume that the acquisition of USC was completed at the beginning of 1994. These pro forma amounts represent the historical operating results of USC combined with those of the Company with appropriate adjustments which give effect to interest expense and amortization. These pro forma amounts are not necessarily indicative of consolidated operating results which would have occurred had USC been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses nor do the amounts reflect any higher costs associated with unanticipated integration or other organizational activities the Company may be forced to undertake as a result of the acquisition.

                                                For the years ended
                                                    December 31,
                                            --------------------------
                                            1995                  1994
                                            ----                  ----

      Revenues                           $28,694,683          $26,173,431
      Net loss                            (7,083,441)          (3,864,545)
      Net loss per share outstanding           (0.61)               (0.42)


6. ACQUISITION OF LONG DISTANCE NETWORK, INC.

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

   The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired has been recorded based upon the fair values of assets acquired and liabilities assumed. The fair value of the stock issued in connection with the acquisition was estimated to be approximately $3,750,000, which reflects a discount of approximately 25% from the market price of the Company's publicly traded stock and, in management's view, is reasonable given its restricted nature. The Company's consolidated statements of operations include the results of operations of LDN since March 1, 1994.

   A summary of the LDN excess of cost for financial reporting purposes over net assets acquired is as follows:

                                           December 31,
                                       -------------------
                                       1996           1995           Life
                                       ----           ----           ----

      Goodwill                      $3,983,080     $3,983,080      25 Years
      Covenants not to compete         750,000        750,000      10 Years
      Customer acquisition costs       442,563        442,563      10 Years
                                    ----------     ----------
                                     5,175,643      5,175,643
     Accumulated amortization         (789,307)      (510,729)
                                    ----------     ----------
                                    $4,386,336     $4,664,914
                                    ----------     ----------
                                    ----------     ----------

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

   The following unaudited pro forma combined results of operations for the Company assume that the acquisition of LDN was completed at the beginning of 1994. These pro forma amounts represent the historical operating results of LDN combined with those of the Company with appropriate adjustments which give effect to amortization and shares of Common Stock issued. These pro forma amounts are not necessarily indicative of consolidated operating results which would have occurred had LDN been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses nor do the amounts reflect any higher costs associated with unanticipated integration or other organizational activities the Company may be forced to undertake as a result of the acquisition.

                                          For the
                                         year ended
                                        December 31,
                                            1994
                                        ------------
     Revenues                           $ 11,136,615
     Net loss                             (2,474,726)
     Net loss per share outstanding            (0.26)


7. DISCONTINUED OPERATIONS

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

   Revenues for SATC for the years ended December 31, 1995 and 1994 were $354,892 and $142,212, respectively.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8. PROPERTY AND EQUIPMENT

   Property and equipment consist of:

                                    December 31,
                              -----------------------
                                  1996        1995           Life
                              -----------  ----------     ----------
      Land                    $    49,000  $  49,000
      Buildings                   717,860     605,826     30-40 Years
      Switching and other
       network equipment        7,465,343   2,244,450       3-5 Years
      Software                    170,958      30,505         5 Years
      Office equipment          1,421,646     779,116         5 Years
      Furniture and fixtures      230,130     202,755       5-7 Years
                              -----------  ----------

                              $10,054,937  $3,911,652
                              -----------  ----------
                              -----------  ----------


   Switching equipment totaling $1,001,241 and $500,701 was acquired under capital leases in 1996 and 1995, respectively. The Company has the option to purchase the switching equipment upon the expiration of the lease. Total depreciation expense, including amortization of equipment under capital leases, charged to operations for the years ended December 31, 1996, 1995 and 1994 was $1,139,242, $449,402 and $158,612,
   respectively.

9. SHORT-TERM NOTES PAYABLE

   Short-term notes payable consist of:
                                                         December 31,
                                                    ----------------------
                                                      1996          1995
                                                    --------     ---------

   Note payable to Addtel investor group            $772,743     $   -

   Convertible subordinated debentures with
     interest at 8% due in June 1996                   -          450,000

   Other                                               9,496       25,610
                                                    --------     --------
                                                    $782,239     $475,610
                                                    --------     --------
                                                    --------     --------

On February 9, 1996, the convertible, subordinated debentures were converted into 267,856 shares of the Company's Common Stock.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

10. LONG-TERM OBLIGATIONS

    Long-term obligations consist of:

                                                                       December 31,
                                                                -------------------------
                                                                   1996           1995
                                                                ---------       ---------
    Subordinated Convertible Notes due on August 15,
     2006 with interest payable semi-annually at
     10% per annum                                              $ 27,200,000   $    -

    Senior note payable to a bank                                     -         6,850,000

    Subordinated notes payable to former USC share-
     holders due on October 1, 1996 with interest payable
     quarterly at 11% per annum                                       -         1,650,000

    Subordinated notes payable to former USC share-
     holders with $308,500 due on March 8, 1996,
     $441,500 due on April 15, 1996 and $750,000 due
     on July 31, 1996 plus interest at 11% per annum                  -         1,500,000

    Notes payable to former USC shareholders due
     in monthly installments of $1,732 including
     interest at 8.5% with the balances due in 1997                    6,791       32,638

    Note payable to a trust (collateralized by land and
     building) due in monthly installments of $1,586
     including interest at 10% with the balance
     due in 2004                                                      99,376      107,994

    Note payable to a bank (collateralized by land,
     building and equipment) due in monthly install-
     ments of $8,338 including interest at 9.75% with
     the balance due in 1998                                          94,822      181,232

    Note payable to a finance company (unsecured)
     due in monthly installments of $752, including
     interest at 7.5% with the balance due in 2000                    26,237       33,019

    Note payable to a bank (collateralized by vehicles)
     due in monthly installments of $1,438 including
     interest at 8.5% with the balance due in 2001                    68,009        -

    Note payable to a bank (collateralized by equipment)
     due in monthly installments of $2,170 including
     interest at 9.75% with the balance due in 1996                    -           15,904

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    Note payable to an individual due in monthly
     installments of $5,254 including interest at 8%
     with the balance due in 1997                                    10,403        -

    Capital lease obligations                                     1,543,124      823,099
                                                                -----------   -----------
                                                                 29,048,762   11,193,886

    Less current maturities:
       Long-term debt                                              (133,392)   (3,632,035)
       Capital lease obligations                                   (437,467)     (163,181)
                                                                -----------   -----------

    Long-term portion                                           $28,477,903   $ 7,398,670
                                                                -----------   -----------
                                                                -----------   -----------

    On August 12, 1996, the Company consummated a private placement of $27,200,000 of its 10% Convertible Notes due 2006 (the Notes). The Notes are currently convertible into the Company's Common Stock at a conversion price of $2.55 per share, subject to adjustment under certain circumstances. The net proceeds from the sale of the Notes were approximately $25.4 million after giving effect to the transaction related fees and expenses. The Company used approximately $12.0 million of the net proceeds from the private placement to repay certain indebtedness, and to repurchase or redeem certain shares of the Company's Common Stock and outstanding debentures. The Company utilized the balance of the proceeds (approximately $13.4 million) primarily to effect acquisitions and strategic alliances, to make capital expenditures, and for general corporate purposes.

    On March 25, 1997, the Company completed a private placement of a $3,800,000 10% Convertible Debenture due 2006 (the Debenture) on terms effectively identical to the terms of the Notes.

    Interest on the Notes and Debenture is payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997 at the rate of 10% per annum. The Notes and Debenture are redeemable at the option of the Company in whole or in part at any time on or after August 15, 1999 at annual redemption price starting at 107% of principal, plus accrued interest to the redemption date. Upon a Fundamental Change (as defined), each holder of the Notes and Debenture will have the right to require the Company to repurchase all of a portion of such holder's Notes and Debenture at a price equal to 100% of the principal amount thereof, plus accrued interest to the date of purchase. Each holder of the Notes and Debenture will have the right to require the Company to repurchase all or a portion of such holder's Notes and Debenture at a price equal to 100% of their principal amount, plus accrued interest to the date of such repurchase, if any, in the event that all three of the following events occur: (i) the Company or any of its subsidiaries incurs certain indebtedness, (ii) the Pro Forma Interest Coverage (as defined) is less than 2.0 to 1, and (iii) the average closing sale price of the Common Stock is less than $2.00 for the twenty trading days prior to the incurrence of such indebtedness. The Notes and Debenture do not have the benefit of any sinking fund obligations. The Notes and Debenture are senior unsecured obligations of the Company, and rank pari passu in right of payment with all existing and future senior obligations of the Company and senior in right of payment to any future subordinated obligations of the Company. The Notes and Debenture are effectively subordinated in right of payment to all existing and future liabilities, including trade payables, of the Company's subsidiaries.

    Since January 10, 1997, the average closing price of the Company's Common Stock had been less than $2.00 for the prior twenty trading days and the Company's Pro Forma Interest Coverage was less than 2.0 to 1. Therefore, if the Company incurs additional indebtedness (other than as permitted under the Note and Debenture Indenture) then the holder of the Notes and Debenture would have the right to require the Company to repurchase the Notes and Debenture.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


   On January 9, 1997, the Company completed a line of credit arrangement with Greyrock Business Credit (Greyrock), a division of NationsCredit Commercial Corporation. The line of credit has maximum availability of $10 million, with borrowings based on 80% of eligible accounts receivable and inventory, other than receivables arising from telecommunications services rendered to customers which are billed to the customers by a regional Bell operating company, a Bell operating company, a local exchange company, a credit card company, or a provider of local telephone services. The borrowings are secured by all of the assets of the Company and its subsidiaries and the stock of the Company's subsidiaries. The line of credit matures December 31, 1997 and automatically renews for successive additional one year terms unless either party elects to terminate by giving written notice to the other not less than 60 days prior to the next maturity date.

     Borrowings under the line of credit bear interest at a floating rate of 2.5% above the reference rate of Bank of America NT & SA, provided that the interest rate is not less than 9% per annum. Interest is payable monthly and to the extent that accrued interest does not equal $10,000 per month, the Company is required to pay an unused line of credit fee of such difference. The Company initially borrowed $1.6 million principal amount on January 9, 1997 under this facility.

     The agreements regarding the line of credit contain covenants which, among other matters, limit the ability of the Company and its subsidiaries to take the following actions without the consent of Greyrock: (1) merge, consolidate and acquire or sell assets, (2) incur indebtedness outside the ordinary course of business which would have a material adverse effect on the Company and its subsidiaries taken as a whole or on the prospect of repayment of the obligations under the line of credit, (3) pay dividends other than stock dividends and certain dividends with respect to the Company's Series A Cumulative Convertible Preferred Stock, and (4) redeem, purchase or acquire its capital stock.

   In September 1996, the Company redeemed its $2,000,000 principal amount of convertible debentures which had been issued in March, April and June of 1996. A $821,547 extraordinary loss on extinguishment of debt was recorded on this redemption. This loss was comprised of $406,813 in unamortized debt issuance costs attributable to the debentures and 182,706 shares of Common Stock (fair market value of $414,734) issued to the debenture holders as consideration for an "in the money" convertible feature of the debentures.

   On March 8, 1996, the Company entered into an agreement with the former USC shareholders to purchase debt and equity securities of the Company issued to the USC shareholders in connection with the acquisition of USC for a $3,085,000 purchase price. The securities purchased by the Company consisted of promissory notes of the Company in an aggregate principal amount of $3,150,000, 125,000 shares of the Company's Series B Cumulative Convertible Preferred Stock and warrants exercisable into 1,050,000 shares of the Company's Common Stock. The purchase was effected through a two-step integrated transaction whereby the Company (i) acquired the USC Securities for an aggregate of $308,500 in cash and 843,023 shares of the Company's Common Stock (fair market value of $2,320,000) on June 21, 1996 and (ii) repurchased the Common Stock on August 14, 1996 for $2,900,000 using proceeds of the Company's 10% Convertible Notes issued in August 1996. Pursuant to this transaction, the Company recognized an extraordinary gain on the extinguishment of the USC debt of $2,149,191.

11.  CAPITAL STOCK

   At December 31, 1996, the Chairman and Chief Executive Officer of the Company voted an aggregate 4,257,309 shares of Common Stock (21.9% of voting control) pursuant to various voting trust agreements. The agreements were established in conjunction with the LDN acquisition, private placements and other operating activities of the Company where terms of the transactions included securities of the Company.

   Each share of Series A Cumulative Convertible Preferred Stock entitles its holder to receive an annual dividend of $.72 per share, payable at the option of the Company in either cash or shares of Series A Preferred Stock; to convert it into eight shares of Common Stock as adjusted in the event of future dilution from stock dividends and recapitalizations; and to receive up to $9.00 per share plus accrued and unpaid dividends in the event of involuntary or voluntary liquidation. Subject to certain conditions in loan agreements, the Series A Preferred Stock may be redeemed at the option of the Company on or after July 31, 1997, but must be mandatorily redeemed no later than July 31, 2000, at a price of $9.00 per share plus accrued and unpaid dividends. Due to the mandatory redemption requirements, the Series A Preferred Stock was recorded at its fair value at the date of issuance, with increases to its carrying value via periodic accretions up to the mandatory redemption date.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


   In September 1995, the Company sold 1,100,000 shares of unregistered, restricted Common Stock in a private placement transaction for $1,374,890. In conjunction with this transaction, the purchasers received common stock purchase warrants exercisable into an aggregate of 1,100,000 shares of stock at $1.25 per share.

12.  STOCK OPTIONS

   The Company has several stock option plans (the Plans) under which options to acquire up to 8,000,000 shares may be granted to directors, officers and employees of the Company. The options are nontransferable and forfeitable if the holder resigns or leaves the Company for any reason. Options under the Plans vest and may be exercised after six months from the dates of grant, but the shares acquired upon exercise may only be sold after periods of from eighteen to thirty months from the vesting date. Unexercised options generally expire five years from the dates of grant. An aggregate of 5,398,750 options had been granted under the Plans as of December 31, 1996.

   The exercise price of options granted under the Plans is no less than the market value of the stock on the dates the options are granted. Accordingly, no compensation expense is recognized by the Company with respect to such grants.

   Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its director, officer and employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield; expected volatility of 63.2% and 66.9%; risk free interest rates of 6.1% and 7.0%; and expected lives of 5 years and
7.5 years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                 1996                           1995
                      ---------------------------    ---------------------------
                      As Reported     Pro Forma      As Reported     Pro Forma
                      -----------    ------------    ------------   ------------

Net loss              $(4,054,515)   $(5,209,618)    $(6,465,963)   $(7,768,359)
Net loss per common
 share                      (0.27)         (0.34)          (0.56)         (0.67)


   The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


   A summary of options granted and outstanding under the Plans is summarized below:


                                 1996                               1995                                   1994
                        -----------------------      ------------------------------           ----------------------------

                                      Weighted-                             Weighted-                           Weighted-
                                      Average                               Average                             Average
                                      Exercise                              Exercise                            Exercise
                           Shares      Price           Shares                Price              Shares          Price
                           ------      ----            ------                -----              ------          -----

Outstanding at
 beginning of year       2,123,470     $1.60          2,114,800             $1.15             2,342,311         $ .70

    Granted                827,000      2.20            994,250              1.76             1,089,500          2.64
    Exercised             (523,803)     1.21           (914,861)              .69            (1,057,075)         1.46
    Forfeited             (198,617)     2.14            (70,719)             1.99              (259,936)         2.13
                         ---------     -----          ---------             -----            ----------         -----


Outstanding at
 end of year             2,228,050      1.86          2,123,470              1.60             2,114,800          1.15

Exercisable at
 end of year             2,173,050      1.87          2,123,470              1.60             1,701,800           .79
Weighted-average
 fair value of
 options granted
 during the year             $1.29                        $1.15


   The following table summarizes information about options outstanding under the Plans at December 31, 1996:



                          Options Outstanding                   Options Exercisable
                 ---------------------------------------   -----------------------------
                                Weighted-
                                Average        Weighted-                     Weighted-
                                Remaining       Average                      Average
    Range of       Shares      Contractual      Exercise       Shares        Exercise
     Prices      Outstanding      Life           Price       Exercisable       Price
     ------      -----------      ----           -----       -----------       -----
$ .43 - $ .80       418,000       1.2            $ .70           418,000       $ .70
 1.56 -  2.63     1,642,550       3.1             1.99         1,587,550        2.01
 3.47 -  3.50       167,500       3.9             3.50           167,500        3.50

   As further discussed in Note 15, on March 24, 1995 the Company granted additional options outside of the Plans to the Chairman of the Board and Chief Executive Officer to acquire up to 1,000,000 shares of unregistered, restricted Common Stock. These options had a fair value of $0.54 per share on the grant date and were unexercised at December 31, 1996.

13. FEDERAL INCOME TAXES

   The components of the net deferred tax asset were as follows:


                                                   December 31,
                                               -------------------

                                               1996           1995
                                               ----           ----
Deferred tax assets:
   Allowance for doubtful accounts          $  986,990     $  126,210
   Other reserves                              140,233        123,931
   Amortization on excess of cost over
    net assets acquired                        276,626        100,541
   Net operating loss carryforwards          3,498,119      3,047,698
                                            ----------    -----------
      Gross deferred tax asset               4,901,968      3,398,380

SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Deferred tax liabilities:
   Depreciation on other assets                723,214         40,235
   Other deferred costs                            -            9,958
                                          ------------    -----------
      Gross deferred tax liabilities           723,214         50,193
                                          ------------    -----------
                                             4,178,754      3,348,187

Valuation allowance                         (4,178,754)    (3,348,187)
                                          ------------    -----------
Net deferred tax asset                    $       -       $       -
                                          ------------    -----------
                                          ------------    -----------

    The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the consolidated statements of operations:


                                           For the years ended December 31,
                                        ------------------------------------
                                        1996            1995            1994
                                        ----            ----            ----
Income tax benefit at federal
 statutory rate                     $(1,285,221)      $(657,975)     $(618,484)
Net operating losses not benefited      867,509         657,975        611,117
Other                                   417,712             -            7,367
                                    -----------       ---------      ---------
Income tax benefit provided           $      -        $     -        $     -
                                     ----------       ---------      ---------
                                     ----------       ---------      ---------




   At December 31, 1996, the Company had net operating loss carryforwards aggregating approximately $10,288,000 which expire in various years between 2003 and 2011. Certain changes in the Company's ownership have occurred over the prior 3 years as defined by Internal Revenue Code Section 382, which would result in an annual limitation on the amount of tax carryforwards which can be utilized. A fully reserved deferred tax asset of approximately $350,000 was acquired in connection with the Addtel purchase. This benefit when realized will be a reduction to goodwill.

14. NONRECURRING CHARGES

   The Company incurred an $806,436 nonrecurring charge in the fourth quarter of 1996 related to the Company's reconfiguration of a portion of its network including (i) the deployment of two additional switches to enhance the efficiency of the network, (ii) the addition of a number of new circuits throughout the Company's service area, and (iii) the planned expansion of the network to the west coast. As a result of this combination of factors, the Company was required to take its network down for a period of time and incur nonrecurring incremental expenses to carry traffic outside its network.

SA TELELCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

   The Company incurred an aggregate of $2,015,506 in nonrecurring restructuring and integration charges in 1996 comprised of (i) $227,201 in payroll and related costs eliminated in a restructuring of the Company's sales organization, (ii) $543,794 in principally payroll and related costs to be eliminated on full integration of the First Choice and Addtel acquisitions, and (iii) $1,244,511 in principally payroll and related costs and reserves for uncollectible accounts receivable to be eliminated on the discontinuance of the Company's international call back product line. 1996 revenues and cost of revenue attributable to the Company's discontinuing international call back product line where $1,937,807 and $1,478,797, respectively. While such amounts are also nonrecurring, they have not been separately identified as nonrecurring in the statement of operations.

   The Company incurred $143,399 in nonrecurring costs in 1995 related to its discontinued Russian ventures.

15. EMPLOYMENT CONTRACTS

   Effective March 24, 1995, the Company entered into a new Employment Agreement with the Chairman of the Board and Chief Executive Officer, Mr.
Jack W. Matz, Jr. In connection with this agreement, the parties agreed to terminate Mr. Matz's previous Employment Agreement dated November 1, 1992.
The Employment Agreement with Mr. Matz, which was later amended, currently expires on March 23, 2001, provides for an annual salary of $275,000 and contains a bonus schedule ranging from 1% to 8% of audited consolidated net income on an annual basis. In addition to the salary and cash bonuses, Mr. Matz can earn an aggregate of 60,000 shares of unregistered, restricted Common Stock for meeting certain earnings per share goals. As a condition for Mr. Matz's agreement to release any and all claims under his previous Employment Agreement, Mr. Matz was granted an option to acquire up to 1,000,000 shares of unregistered, restricted Common Stock at an exercise price of $1.25 per share, the fair market value of the underlying stock on the settlement date. This stock option vested as to 200,000 shares on the date of grant, March 24, 1995, 160,000 on March 24, 1996 and vests as to an additional 160,000 shares on each of the four anniversaries thereafter. Mr. Matz's stock option is exercisable for up to five years after full vesting. However, if Mr. Matz is terminated by the Company without cause, such stock option will become immediately exercisable, and will remain exercisable for two years thereafter, with respect to a number of shares equal to 500,000 plus all vested but unexercised options then outstanding, but in no event in excess of 1,000,000 shares.

16. LEASES

   The Company leases certain office facilities and equipment under capital leases and noncancellable operating leases expiring through 2001. Minimum annual rentals under these leases are as follows:

SA TELELCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

   Years ending                            Capital       Operating
   December 31,                             Leases         Leases
   ------------                             ------         ------
      1997                                $  581,464     $ 511,949
      1998                                   581,464       350,264
      1999                                   395,432       267,415
      2000                                   308,077       228,519
      2001                                         -       192,776
                                          ----------    ----------
Total minimum lease payments               1,866,437    $1,550,923
                                                        ----------
                                                        ----------

Amounts representing interest               (323,313)
                                          ----------
Present value of net minimum lease
 payments                                 $1,543,124
                                          ----------
                                          ----------

   The total rent expense incurred during the years ended December 31, 1996, 1995 and 1994 was $425,665, $319,758 and $165,429, respectively.

17. RELATED PARTY TRANSACTIONS

   During 1993, five members of the board of directors individually made loans to the Company in amounts ranging from $25,000 to $72,000. All loans were repaid during the year ended December 31, 1993, including accrued interest at 12% per annum. As an inducement for making the loans, each director was granted an option at $.75 per share (fair market value of the underlying stock at date of grant) and a warrant at $.94 per share to purchase one share of the Company's unregistered, restricted Common Stock, for each $.75 of principal loaned to the Company, representing an aggregate of 552,030 shares. The options expire on April 1, 1998 and the warrants expire on April 1, 2003. No options or warrants were exercised during 1996, 1995 or 1994.

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

   A $195,904 note receivable due from an officer and director bearing interest at 10% is reflected on the consolidated balance sheet in other notes receivable at December 31, 1995. Effective April 11, 1996, the Company entered into a settlement agreement with this officer under which (i) the officer's employment was terminated, (ii) the officer entered a covenant not to compete with the Company for three years, and (iii) the officer agreed to provide ongoing consulting services to the Company through March 31, 1999.
In consideration for the agreement, the Company issued to the officer 142,534 shares of unregistered, restricted Common Stock (fair market value of $249,120) and released the officer from his obligations to the Company under the note receivable in a principal sum of $195,904, plus accrued but unpaid interest of $39,179. The Company capitalized the consideration given for the agreement and charges the amount to operating expenses on a straight line basis over the term of the agreement. The unamortized balance of $394,888 related to the agreement is included in other noncurrent assets at December 31, 1996.

18. COMMITMENTS AND CONTINGENCIES

   The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a materially adverse effect on the Company's financial position or results of operations.

SA TELELCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

19. BENEFIT PLAN

   The Company adopted a 401K Retirement Plan (the 401K Plan) effective January 1, 1996. Employees may elect to reduce their compensation and contribute to the 401K Plan provided they are a full-time employee having worked more than 1,000 hours in a six-month period and have attained the age of twenty. Each employee may defer up to 10% of their salary not to exceed the limit allowable by law in any one year. Vesting is 20% per year of employment and the employee must be employed at December 31 to receive that year's vesting. The Company may, at its option, make discretionary matching contributions not to exceed a maximum of 5%. No Company contributions were made during 1996. Distributions from the 401K Plan are not permitted before the age of 59 1/2 except in the event of death, disability, termination of employment or reason of proven financial hardship.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                    For the quarters ended
                        -----------------------------------------------
                             March 31,                    June 30,
                        -----------------------------------------------
                        1996           1995          1996          1995
                        ----           ----          ----          ----

Revenues              $7,027,391    $2,309,227    $7,210,554    $4,004,348
Income (loss)
 from continuing
 operations             (432,130)     (241,562)       87,384      (545,418)
Loss from
 discontinued
 operations                  -             -             -        (250,000)
Net income (loss)       (432,130)     (241,562)    2,236,575      (795,418)
Income (loss)
 per share                 (0.03)        (0.02)         0.12         (0.07)



                                    For the quarters ended
                        -----------------------------------------------
                           September 30,                 December 31,
                        -----------------------------------------------
                        1996           1995          1996          1995
                        ----           ----          ----          ----

Revenues              $7,961,784    $ 7,459,367   $13,468,773   $ 6,975,079
Loss from
 continuing
 operations             (835,405)      (950,965)   (4,202,008)     (197,275)
Loss from
 discontinued
 operations                  -         (225,000)           -     (4,055,742)
Net loss              (1,167,218)    (1,175,965)   (4,691,742)   (4,253,017)
Loss per share             (0.07)         (0.10)        (0.30)        (0.36)

                             INDEX TO EXHIBITS

EXHIBIT
 NO.  DESCRIPTION

3.1 Certificate of Incorporation of the Company, as amended through December 31, 1994 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

3.2 Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

3.3 Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

3.4 Certificate of Amendment filed with the Delaware Secretary of State on August 3, 1995 (filed as Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

3.5 Certificate of Amendment of Certificate of Incorporation of SA Telecommunications, Inc. filed with the Delaware Secretary of State on July 9, 1996 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996 filed with the Commission on August 29, 1996 and incorporated herein by reference)

3.6 Certificate of Elimination of Series B Cumulative Preferred Stock of the Company filed with the Delaware Secretary of State on July 9, 1996 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996 filed with the Commission on August 29, 1996 and incorporated herein by reference)

3.7 Amended and Restated Bylaws of the Company (filed as Exhibit 3.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

4.1 Indenture dated as of August 12, 1996 between the Company and United States Trust Company of New York as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996, filed with the Commission on August 29, 1996 and incorporated herein by reference)

4.2 Purchase Agreement dated as of August 5, 1996 among the Company, Furman Selz LLC and Rauscher Pierce Refsnes, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996, filed with the Commission on August 29, 1996 and incorporated herein by reference)

4.3 Registration Rights Agreement dated as of August 12, 1996 among the Company, Furman Selz LLC and Rauscher Pierce Refsnes, Inc. (filed as
      Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996, filed with the Commission on August 29, 1996 and incorporated herein by reference)

4.4 Form of Series A Preferred Stock Certificate (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

4.5 Form of Certificate Evidencing Common Stock (filed as Exhibit 4.19 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

9.1 Voting Trust Agreement between Jack W. Matz, Jr. as trustee and ITEX Corporation, dated June 30, 1992 (filed as Exhibit 9.1 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

9.2 Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Terry Houston, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.3 Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Scott Moster, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.4 Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Roy D. Duckworth, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.5 Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Daniel J. Dziuba, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.6   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Paul
      R. Miller, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.7   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and David
      L. Hover, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)

9.8 Form of Voting Agreement, executed as of September 20, 1995 between the Company, Jack W. Matz, Jr. and each of Seth Joseph Antine, Fred Rudy, Jules Nordlicht, Moses Elias, Harry Adler, Dr. Seymour Huberfeld, Connie Lerner, Mueller Trading L.P., Jack Ehrenhaus, Cong. Ahavas Tzedach Vachsed and Laura Huberfeld/Naomi Bodner Partnership (the "Investors") filed as Exhibit 4.15 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

9.9       Voting Agreement dated as of April 11, 1996 among the Company, Terry
          R. Houston and Jack W. Matz, Jr. (filed as Exhibit 9.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

9.10 Form of Voting Agreement dated as of May 7, 1996 among the Company, Jack W. Matz, Jr. and each of Laura Huberfeld/Naomi Bodner Partnership, Fred Rudy, Seth Joseph Antine, Harry Adler, Dr. Seymour Huberfeld and Jules Nordlicht (the "1996 Investors") and schedule of differences thereto (filed as Exhibit 9.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

9.11 Pledge Agreement dated January 10, 1997 between Charles Tony Lonstein, Agent, U.S. Communications, Inc. and the Company (Filed as Exhibit B to Exhibit 2.1 to the Company's Current Report on Form 8-K for the event occurring on January 10, 1996, filed with the Commission on January 22, 1997 and incorporated herein by reference)

10.1 Share Purchase Agreement, dated as of July 31, 1995, by and between the Company and Jesup & Lamont Capital Markets, Inc. (filed as
          Exhibit 4.3 to the Company's Current Report on Form 8-K/A for the event occurring on July 31, 1995, filed with the Commission on October 13, 1995 and incorporated herein by reference)

10.2 Warrant Purchase Agreement, dated as of July 31, 1995, be and between the Company and Jesup and Lamont Capital Markets, Inc. (filed as
          Exhibit 4.4 to the Company's Current Report on Form 8-K/A for the event occurring on July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

10.3 Common Stock Purchase Warrant Certificate issued to Jesup & Lamont Capital Markets, Inc. (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K/A for the event occurring on July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

10.4 Agreement dated as of October 26, 1995 between the Company and Jesup & Lamont Capital Markets, Inc. (filed as Exhibit 4.18 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

10.5 Agreement dated as of October 26, 1995 by and between the Company and each of the Investors (filed as Exhibit 4.16 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

10.6 Form of Warrant Certificates issued to each of the Investors and schedule of differences thereto pursuant to General Instructions to
          Item 601 (filed as Exhibit 4.14 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

10.7 Form of Subscription Agreements executed as of September 20, 1995 by and between the Company and each of the Investors and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.13 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)

10.8 Employment Agreement dated March 24, 1995 by and between the Company and Jack Matz (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

10.9 Amendment to Employment Contract dated as of March 13, 1996 by and between the Company and Jack Matz (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

10.10 Employment Contract dated March 13, 1996 by and between the Company and Paul R. Miller (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

10.11 Employment Agreement dated April 1, 1994 by and between LDN and Terry Houston (filed as Exhibit 2.2 to the Company's Current Report on
          Form 8-K, dated May 16, 1994, and incorporated herein by reference)

10.12 Settlement Agreement dated April 11, 1996 by and between the Company and Terry Houston (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

10.13 Amendment to Settlement Agreement dated June 10, 1996 between the Company and Terry Houston (filed as Exhibit 10.13 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and incorporated herein by reference)

10.14 Severance Agreement dated as of March 18, 1996 by and between the Company and J. David Darnell (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

10.15 1994 Stock Option Plan for Non-Employee Directors of the Company (Non-Employee Director Plan")(filed as Item 2 of the Company's Proxy Statement dated June 29, 1994 and incorporated herein by reference)

10.16 Form of Stock Option Agreement used in connection with Non-Employee Director Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

10.17 1994 Employee Stock Option Plan ("Employee Plan")(filed as Exhibit A to the Company's Proxy Statement dated April 26, 1996 and incorporated herein by reference)

10.18 Form of Non-Qualified Stock Option Agreement used in connection with the Employee Plan (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

10.19 Form of Incentive Stock Option Agreement used in connection with the Employee Plan (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

10.20 Settlement Agreement dated March 25, 1996 between the Company and Jesup & Lamont Capital Markets, Inc. (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)

10.21 Form of Subscription Agreement dated as of May 7, 1996 between the Company and each of the 1996 Investors and schedule of differences thereto pursuant to General Instruction 601 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

10.22 Form of Common Stock Purchase Warrant dated as of May 7, 1996 issued to each of the 1996 Investors and schedule of differences thereto pursuant to General Instruction 601 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)

10.23 Consulting Agreement dated as of June 21, 1996 between the Company and John Nugent (Filed as Exhibit 10.23 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and incorporated herein by reference)

10.24 Lease Agreement effective as of October 11, 1995 between Telecommunications Finance Group and Long Distance Network, Inc. (Filed as Exhibit 10.24 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and incorporated herein by reference)

10.25 Stock Purchase Agreement dated as of January 10, 1997 among the Company, Addtel Communications, Inc., Charles Tony Lonstein, Aviram Lonstein, Daniel G. Lonstein and David R. Lonstein (filed as
          Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.26 Loan and Security Agreement dated December 26, 1996 among Greyrock Business Credit and the Company, U.S. Communications, Inc., Long Distance Network, Inc., and Southwest Long Distance Network, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.27 Schedule to Loan and Security Agreement dated December 26, 1996 among Greyrock Business Credit, the Company, U.S. Communications, Inc., Long Distance Network, Inc. and Southwest Long Distance Network, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.28 Cross-Corporate Continuing Guaranty dated December 26, 1996 of the Company, U.S. Communications, Inc., Long Distance Network, Inc., and Southwest Long Distance Network, Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.29 Continuing Guaranty dated December 26, 1996 of North American Telecommunications Corporation, Baltic States and CIS Ventures, Inc., CIS Intelligence Information Services, Inc. and Uniquest Communications, Inc. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.30 Pledge Agreement dated as of December 26, 1996 between Greyrock Business Credit and the Company (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.31 Pledge Agreement dated as of December 26, 1996 between Greyrock Business Credit and U.S. Communications, Inc. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.32 Security Agreement dated December 26, 1996 among Greyrock Business Credit and North American Telecommunications Corporation, Baltic States and CIS Ventures, Inc., CIS Intelligence Information Services, Inc. and Uniquest Communications, Inc. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)

10.33 Severance Agreement dated as of March 18, 1996 by and between the Company and Lynn H. Johnson (filed as Exhibit 10.33 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and incorporated herein by reference)

10.34 Assumption Agreement and Amendment to Loan Agreement dated February 12, 1997 between Greyrock Business Credit and AddTel Communications, Inc., the Company, Long Distance Network, Inc., U.S. Communications, Inc. and Southwest Long Distance Network, Inc.*

10.35 Pledge Agreement dated February 12, 1997 between Greyrock Business Credit and the Company*

10.36 Cross-Corporate Continuing Guaranty dated February 12, 1997 of AddTel Communications, Inc.*

10.37 Cross-Corporate Continuing Guaranty dated February 12, 1997 of the Company, U.S. Communications, Inc., Long Distance Network, Inc., and Southwest Long Distance Network, Inc.*

10.38     Continuing Guaranty dated February 12, 1997 of AddTel Communications,
          Inc.*

10.39 Second Amendment to Employment Contract dated March 26, 1997 between the Company and Jack W. Matz, Jr.*

10.40 Amendment to Employment Contract dated March 26, 1997 between the Company and Paul R. Miller*

10.41 Purchase Agreement dated March 25, 1997 between the Company and Northstar High Total Return Fund*

10.42 Registration Rights Agreement dated March 25, 1997 between the Company and Northstar High Total Return Fund*

10.43 Severance Agreement dated March 26, 1997 between the Company and John Nugent*

10.44     The Company's 10% Convertible Debenture Due 2006*

21.1      Subsidiaries of the Company*

23.1      Consent of Price Waterhouse LLP*

27.1      Financial Data Schedule*


-----------------
* Filed herewith