Form 10KSB/A
period 1996-12-31
SA TELECOMMUNICATIONS INC /DE/
filed 1997-04-18
CIK 845414

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------


                                 FORM 10-KSB/A


(MARK ONE)
    [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ---------------- TO ----------------

                         Commission file number 0-18048

                           --------------------------

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

                           --------------------------

         Securities registered under Section 12(b) of the Exchange Act:

  Title of each     Name of each exchange
      class          on which registered
      NONE                   N/A

         Securities registered under Section 12(g) of the Exchange Act:

                   COMMON SHARES, $.0001 PAR VALUE PER SHARE

                                (Title of Class)

                           --------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Check if there is no disclosure of delinquent filers in response to Section 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The issuer's revenues for the fiscal year ended December 31, 1996 were $35,668,502.


    The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant's common stock at March 27, 1997 ($1.19 per share) was $15,740,442.


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

    Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

BOC             Bell System Operating Company--A LEC owned by any of the seven RBOCS.

Carrier         A company engaged in carrying signals or messages for hire.

CLEC            Competitive Local Exchange Carrier--a LEC other than a BOC or GTE.

FCC             Federal Communications Commission.

GTE             GTE Corporation and its subsidiaries, the largest U.S. based LEC.

Inter-LATA
  Service       Telephone service originating and terminating between LATAs.

Intra-LATA
  Service       Telephone service originating and terminating within a single LATA.

IXC             Interexchange carrier--a carrier providing Inter-LATA, interstate and/or international telecommunications services over its own switch and transmission facilities or facilities provided by other interexchange carriers or a combination of both.

LATAs           Local Access and Transport Areas--the approximately 200 geographic areas defined pursuant to the AT&T Decree between which the BOCs were generally prohibited from providing long distance services prior to the 1996 Act.

Local Exchange  A geographic area generally determined by a PUC, in which calls generally are transmitted without toll charges to the calling or called party.

LEC             Local Exchange Carrier--a company providing local telephone services. Each
                BOC is a LEC.

MCI             MCI Communications Corp., an IXC which provides interexchange services and facilities on a nationwide and international basis.

PUC             Public Utility Commission--a state regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the companies engaging in the provision of long distance services or local exchange services.

RBOC            Regional Bell Operating Company--any of the seven regional Bell holding companies which the AT&T Decree established to serve as parent companies for the BOCs--NYNEX, Bell Atlantic, Bell South, Ameritech, US West,
                Southwestern Bell and Pacific Telesis Group.

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

                   SA TELECOMMUNICATIONS, INC. & SUBSIDIARIES


                         ANNUAL REPORT ON FORM 10-KSB/A


                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

Item  1.    Description of Business........................................................................           1

Item  2.    Description of Property........................................................................          16

Item  3.    Legal Proceedings..............................................................................          17

Item  4.    Submission of Matters to a Vote of Security Holders............................................          18

                                                        PART II

Item  5.    Market for Common Equity and Related Stockholder Matters.......................................          18

Item  6.    Management's Discussion and Analysis or Plan of Operation......................................          21

Item  7.    Financial Statements...........................................................................          31

Item  8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...........          31

                                                        PART III

Item  9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of
              the Exchange Act.............................................................................          31

Item 10.    Executive Compensation.........................................................................          31

Item 11.    Security Ownership of Certain Beneficial Owners and Management.................................          31

Item 12.    Certain Relationships and Related Transactions.................................................          31

                                                        PART IV

Item 13.    Exhibits and Reports on Form 8-K...............................................................          32

Index to Financial Statements..............................................................................         F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM
  ACT OF 1995

    This report contains certain forward-looking statements regarding the Company's business and future financial condition and results of operations that involve risks and uncertainties, including but not limited to, those set forth under the section entitled "BUSINESS--SPECIAL CONSIDERATIONS" and elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission. Words or phrases such as "will continue", "anticipate", "expect", "believe", "intend", "estimate", "project", "plan" or similar expressions are intended to identify forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may vary significantly from those indicated.

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

    The growth in the Company's initial customer base has been largely the result of these acquisitions. Also during late 1995 and early 1996, the Company purchased and installed switches in Dallas, Texas and Phoenix, Arizona and added leased transmission facilities between these switches and the operator switch the Company acquired in the USC acquisition. The Company expanded its network through the acquisition of switching equipment in Amarillo and Lubbock in connection with the FCLD acquisition. During

1997, the Company plans to upgrade and move the Amarillo switch to Los Angeles, California and to add leased transmission facilities between this switch and its other switches.


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


    The Company has also entered into contractual relationships which permit the Company to offer paging services, Internet access services and conference calling services of other providers.


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

REGULATORY AND LEGISLATIVE UNCERTAINTY


    The Company is currently subject to federal and state government regulations relating to its long distance telephone service and local exchange service. The Company's activities are regulated by the FCC and the PUCs of the various states in which the Company operates. FCC regulatory actions have had, and are expected to continue to have, both positive and negative effects on the Company. The Company's international service is also regulated by the FCC and is further regulated by jurisdictions in which the Company services foreign customers. Regulatory actions by applicable authorities have had both positive and negative effects on the Company's business and can be expected to continue to do so.


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

ITEM 3.  LEGAL PROCEEDINGS.


    On February 24, 1997, the parties reached a settlement with respect to the lawsuit filed in the 101st Judicial District Court for Dallas County, Texas, Cause No. 95-07136-E (SILVIO AVYAM V. SA HOLDINGS, INC. AND NORTH AMERICAN TELECOMMUNICATIONS CORPORATION), the terms of which are not material to the Company. As part of such settlement, this lawsuit and the criminal complaint filed by Mr. Avyam in Guatemala City, Guatemala against NATC, Paul Miller and two other NATC employees is in the process of being dismissed.


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


                                                                      CLOSING SALE PRICE
                                                                     --------------------
                                                                       HIGH        LOW
                                                                     ---------  ---------
Fiscal Year Ended December 31, 1995:
  First Quarter....................................................  $    2.25  $    1.31
  Second Quarter...................................................  $    2.25  $    1.28
  Third Quarter....................................................  $    2.56  $    1.56
  Fourth Quarter...................................................  $    2.94  $    1.88
Fiscal Year Ended December 31, 1996:
  First Quarter....................................................  $    2.59  $    2.03
  Second Quarter...................................................  $    3.84  $    2.16
  Third Quarter....................................................  $    2.66  $    2.00
  Fourth Quarter...................................................  $    2.16  $    1.44


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


    5. On March 7, 1996, a warrant to purchase 250,000 shares of Common Stock at an exercise price of $2.125 per share exercisable until March 6, 1998 was issued to an accredited investor in payment of services rendered by such accredited investor to the Company. The Company estimates it received approximately $92,025 of services from this purchaser.


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

                                                                               YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                         1994            1995            1996
                                                                    --------------  --------------  --------------
Operating revenue.................................................           100%            100%            100%
Cost of revenue...................................................            85              68              63
                                                                    --------------  --------------  --------------
Gross profit......................................................            15              32              37
Operating expenses:
  General and administrative......................................            30              32              31
  Depreciation and amortization...................................             4               6               8
  Nonrecurring network reconfiguration costs......................        --              --                   2
  Nonrecurring restructuring and integration costs................        --              --                   6
Loss from continuing operations before other......................           (19)             (6)            (10)
Other income (expense)............................................        --                  (3)             (5)
                                                                    --------------  --------------  --------------
Loss from continuing operations...................................           (19)             (9)            (15)
Loss from discontinued operations.................................            (6)            (22)         --
Extraordinary net gain on extinguishment of debt..................        --              --                   4
                                                                    --------------  --------------  --------------
Net loss..........................................................           (25)%           (31)%           (11)%
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------
Net cash provided by (used in) operating activities...............  $ (2,289,481)   $ (1,224,486)   $    635,390
Net cash used in investing activities.............................  $ (1,743,558)   $ (7,141,820)   $ (3,172,528)
Net cash provided by financing activities.........................  $  3,166,078    $  8,858,613    $ 16,073,866
EBITDA (loss), as defined herein(1)...............................  $ (1,397,324)   $    153,514    $  1,751,374
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------

--------------------------
(1) Earnings (loss) before interest, taxes, depreciation, amortization, certain nonrecurring items, and other income (expense) or "EBITDA," is a commonly used measure of performance in the telecommunications industry. As used herein, EBITDA is not intended as either a substitute or replacement for operating income (as presented according to generally accepted accounting principles ("GAAP")), as a measure of the financial results of operations or for cash flows from operations (as presented according to GAAP).

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

    The $227,201 sales restructuring charge represents excess and duplicate costs in the fourth quarter of 1996 arising from restructuring the Company's sales organization from a predominant single sales channel direct approach to a more cost effective four channel approach consisting of (i) direct sales, (ii) telemarketing, (iii) agents, and (iv) mass marketing. Major customer accounts will continue to be solicited by direct sales efforts. The preponderance of this charge is comprised of salary and benefit costs associated with headcount reductions. The $1,244,511 charge for discontinuing the Company's international call back product line is principally comprised of employee associated costs and reserves for uncollectible accounts receivable. The $543,794 charge for integration of the FCLD and Addtel acquisitions is principally comprised of costs associated with excess and duplicate personnel reductions. The integrations of FCLD and Addtel are expected to be completed by March 31, 1997 and June 30, 1997, respectively.


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


    Cash provided by financing activities was $3,166,078, $8,858,613 and $16,073,866 in 1994, 1995 and 1996, respectively. Net proceeds of $25.4 million from issuance of the Notes in 1996 were utilized to (i) repay existing bank debt of $7 million, (ii) repurchase 843,023 shares of the Company's Common Stock from former USC shareholders for $2.9 million, (iii) redeem the Company's outstanding debentures for $2.1 million, and (iv) the remaining balance of approximately $13.4 million was utilized to effect the Addtel and FCLD acquisitions and for network expansion and working capital. Proceeds generated from the issuance of $7,000,000 of long term debt and $1,000,000 of Series A Cumulative Convertible Preferred Stock ("Series A Stock") were utilized in the 1995 acquisition of USC. Proceeds from private placements of common stock were the principal source of the $1,330,397 of cash used for the 1994 acquisition of LDN. The majority of the increase in 1996 is attributable to the sale of Notes in August 1996.


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

ITEM 7. FINANCIAL STATEMENTS.

    The consolidated financial statements of the Company and its subsidiaries and notes thereto are included elsewhere in this report on Form 10-KSB as follows:


                                                                                                      PAGE
                                                                                                      -----
Reports of Independent Public Accountants for the years ended December 31, 1996, 1995 and 1994...         F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1996 and 1995...................................         F-3

  Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.....         F-4

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and
    1994.........................................................................................         F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.....         F-6

  Notes to Consolidated Financial Statements.....................................................         F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


    Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "MANAGEMENT--Executive Officers and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company tentatively scheduled to be held on May 29, 1997. (the "Proxy Statement").


ITEM 10. EXECUTIVE COMPENSATION.

    Information with respect to compensation of directors and executive officers of the Company is incorporated herein by reference to the information under the captions "EXECUTIVE COMPENSATION" and "MANAGEMENT--Committees, Meetings and Compensation of the Board of Directors" contained in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Common Stock, by each director of the Company and by all directors and executive officers as a group is incorporated herein by reference to the information under the captions "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS" and "PROPOSAL NO. 1--ITEM NO. 1 ON PROXY--Election of Directors" contained in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" contained in the Proxy Statement.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

 EXHIBIT
   NO.      DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
      3.1   Certificate of Incorporation of the Company, as amended through December 31, 1994 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)
      3.2   Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock
            (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K/A for the event occurring July 31,
            1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)
      3.3   Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock
            (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K/A for the event occurring July 31,
            1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)
      3.4   Certificate of Amendment filed with the Delaware Secretary of State on August 3, 1995 (filed as Exhibit
            3.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)
      3.5   Certificate of Amendment of Certificate of Incorporation of SA Telecommunications, Inc. filed with the
            Delaware Secretary of State on July 9, 1996 (filed as Exhibit 3.1 to the Company's Quarterly Report on
            Form 10-QSB/A for the quarter ended June 30, 1996 filed with the Commission on August 29, 1996 and incorporated herein by reference)
      3.6   Certificate of Elimination of Series B Cumulative Preferred Stock of the Company filed with the Delaware
            Secretary of State on July 9, 1996 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form
            10-QSB/A for the quarter ended June 30, 1996 filed with the Commission on August 29, 1996 and incorporated herein by reference)
      3.7   Amended and Restated Bylaws of the Company (filed as Exhibit 3.5 to the Company's Annual Report on Form
            10-KSB for the year ended December 31, 1995 and incorporated herein by reference)
      4.1   Indenture dated as of August 12, 1996 between the Company and United States Trust Company of New York as
            Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended
            June 30, 1996, filed with the Commission on August 29, 1996 and incorporated herein by reference)
      4.2   Purchase Agreement dated as of August 5, 1996 among the Company, Furman Selz LLC and Rauscher Pierce
            Refsnes, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 1996, filed with the Commission on August 29, 1996 and incorporated herein by reference)
      4.3   Registration Rights Agreement dated as of August 12, 1996 among the Company, Furman Selz LLC and Rauscher
            Pierce Refsnes, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB/A for the
            quarter ended June 30, 1996, filed with the Commission on August 29, 1996 and incorporated herein by reference)
      4.4   Form of Series A Preferred Stock Certificate (filed as Exhibit 4.4 to the Company's Current Report on
            Form 8-K/A for the event occurring July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

 EXHIBIT
   NO.      DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
      4.5   Form of Certificate Evidencing Common Stock (filed as Exhibit 4.19 to the Company's Registration
            Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)
      9.1   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and ITEX Corporation, dated June 30, 1992
            (filed as Exhibit 9.1 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)
      9.2   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Terry Houston, dated April 12, 1994
            (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)
      9.3   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Scott Moster, dated April 12, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)
      9.4   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Roy D. Duckworth, dated April 12, 1994
            (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)
      9.5   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Daniel J. Dziuba, dated April 12, 1994
            (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)
      9.6   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and Paul R. Miller, dated April 12, 1994
            (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)
      9.7   Voting Trust Agreement between Jack W. Matz, Jr. as trustee and David L. Hover, dated April 12, 1994
            (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1994 and incorporated herein by reference)
      9.8   Form of Voting Agreement, executed as of September 20, 1995 between the Company, Jack W. Matz, Jr. and each of Seth Joseph Antine, Fred Rudy, Jules Nordlicht, Moses Elias, Harry Adler, Dr. Seymour Huberfeld,
            Connie Lerner, Mueller Trading L.P., Jack Ehrenhaus, Cong. Ahavas Tzedach Vachsed and Laura
            Huberfeld/Naomi Bodner Partnership (the "Investors") filed as Exhibit 4.15 to the Company's Registration
            Statement on Form S-3 (Registration No. 33-64271) and incorporated herein by reference)
      9.9   Voting Agreement dated as of April 11, 1996 among the Company, Terry R. Houston and Jack W. Matz, Jr.
            (filed as Exhibit 9.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31,
            1996 and incorporated herein by reference)
      9.10  Form of Voting Agreement dated as of May 7, 1996 among the Company, Jack W. Matz, Jr. and each of Laura
            Huberfeld/Naomi Bodner Partnership, Fred Rudy, Seth Joseph Antine, Harry Adler, Dr. Seymour Huberfeld and
            Jules Nordlicht (the "1996 Investors") and schedule of differences thereto (filed as Exhibit 9.1 to the
            Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)
      9.11  Pledge Agreement dated January 10, 1997 between Charles Tony Lonstein, Agent, U.S. Communications, Inc.
            and the Company (Filed as Exhibit B to Exhibit 2.1 to the Company's Current Report on Form 8-K for the
            event occurring on January 10, 1996, filed with the Commission on January 22, 1997 and incorporated herein by reference)
     10.1   Share Purchase Agreement, dated as of July 31, 1995, by and between the Company and Jesup & Lamont
            Capital Markets, Inc. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K/ A for the event occurring on July 31, 1995, filed with the Commission on October 13, 1995 and incorporated herein by reference)

 EXHIBIT
   NO.      DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
     10.2   Warrant Purchase Agreement, dated as of July 31, 1995, by and between the Company and Jesup and Lamont
            Capital Markets, Inc. (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K/A for the event occurring on July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)
     10.3   Common Stock Purchase Warrant Certificate issued to Jesup & Lamont Capital Markets, Inc. (filed as
            Exhibit 4.5 to the Company's Current Report on Form 8-K/A for the event occurring on July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)
     10.4   Agreement dated as of October 26, 1995 between the Company and Jesup & Lamont Capital Markets, Inc.
            (filed as Exhibit 4.18 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271)
            and incorporated herein by reference)
     10.5   Agreement dated as of October 26, 1995 by and between the Company and each of the Investors (filed as
            Exhibit 4.16 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and
            incorporated herein by reference)
     10.6   Form of Warrant Certificates issued to each of the Investors and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as Exhibit 4.14 to the Company's Registration Statement on
            Form S-3 (Registration No. 33-64271) and incorporated herein by reference)
     10.7   Form of Subscription Agreements executed as of September 20, 1995 by and between the Company and each of the Investors and schedule of differences thereto pursuant to General Instructions to Item 601 (filed as
            Exhibit 4.13 to the Company's Registration Statement on Form S-3 (Registration No. 33-64271) and
            incorporated herein by reference)
     10.8   Employment Agreement dated March 24, 1995 by and between the Company and Jack Matz (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)
     10.9   Amendment to Employment Contract dated as of March 13, 1996 by and between the Company and Jack Matz
            (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
            1995 and incorporated herein by reference)
     10.10  Employment Contract dated March 13, 1996 by and between the Company and Paul R. Miller (filed as Exhibit
            10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)
     10.11  Employment Agreement dated April 1, 1994 by and between LDN and Terry Houston (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated May 16, 1994, and incorporated herein by reference)
     10.12  Settlement Agreement dated April 11, 1996 by and between the Company and Terry Houston (filed as Exhibit
            10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)
     10.13  Amendment to Settlement Agreement dated June 10, 1996 between the Company and Terry Houston (filed as
            Exhibit 10.13 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and
            incorporated herein by reference)
     10.14  Severance Agreement dated as of March 18, 1996 by and between the Company and J. David Darnell (filed as
            Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference)
     10.15  1994 Stock Option Plan for Non-Employee Directors of the Company (Non-Employee Director Plan")(filed as
            Item 2 of the Company's Proxy Statement dated June 29, 1994 and incorporated herein by reference)

 EXHIBIT
   NO.      DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
     10.16  Form of Stock Option Agreement used in connection with Non-Employee Director Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)
     10.17  1994 Employee Stock Option Plan ("Employee Plan")(filed as Exhibit A to the Company's Proxy Statement dated April 26, 1996 and incorporated herein by reference)
     10.18  Form of Non-Qualified Stock Option Agreement used in connection with the Employee Plan (filed as Exhibit
            10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)
     10.19  Form of Incentive Stock Option Agreement used in connection with the Employee Plan (filed as Exhibit
            10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)
     10.20  Settlement Agreement dated March 25, 1996 between the Company and Jesup & Lamont Capital Markets, Inc.
            (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
            1995 and incorporated herein by reference)
     10.21  Form of Subscription Agreement dated as of May 7, 1996 between the Company and each of the 1996 Investors and schedule of differences thereto pursuant to General Instruction 601 (filed as Exhibit 10.4 to the
            Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)
     10.22  Form of Common Stock Purchase Warrant dated as of May 7, 1996 issued to each of the 1996 Investors and schedule of differences thereto pursuant to General Instruction 601 (filed as Exhibit 10.5 to the
            Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference)
     10.23  Consulting Agreement dated as of June 21, 1996 between the Company and John Nugent (Filed as Exhibit
            10.23 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and incorporated herein by reference)
     10.24  Lease Agreement effective as of October 11, 1995 between Telecommunications Finance Group and Long
            Distance Network, Inc. (Filed as Exhibit 10.24 to the Company's Form S-2 Registration Statement
            (Registration No. 333-17547) and incorporated herein by reference)
     10.25  Stock Purchase Agreement dated as of January 10, 1997 among the Company, Addtel Communications, Inc.,
            Charles Tony Lonstein, Aviram Lonstein, Daniel G. Lonstein and David R. Lonstein (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)
     10.26  Loan and Security Agreement dated December 26, 1996 among Greyrock Business Credit and the Company, U.S.
            Communications, Inc., Long Distance Network, Inc., and Southwest Long Distance Network, Inc. (filed as
            Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)
     10.27  Schedule to Loan and Security Agreement dated December 26, 1996 among Greyrock Business Credit, the
            Company, U.S. Communications, Inc., Long Distance Network, Inc. and Southwest Long Distance Network, Inc.
            (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)
     10.28  Cross-Corporate Continuing Guaranty dated December 26, 1996 of the Company, U.S. Communications, Inc.,
            Long Distance Network, Inc., and Southwest Long Distance Network, Inc. (filed as Exhibit 10.3 to the
            Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)
     10.29  Continuing Guaranty dated December 26, 1996 of North American Telecommunications Corporation, Baltic
            States and CIS Ventures, Inc., CIS Intelligence Information Services, Inc. and

 EXHIBIT
   NO.      DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
            Uniquest Communications, Inc. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated
            January 10, 1997, and incorporated herein by reference)
     10.30  Pledge Agreement dated as of December 26, 1996 between Greyrock Business Credit and the Company (filed as
            Exhibit 10.5 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)
     10.31  Pledge Agreement dated as of December 26, 1996 between Greyrock Business Credit and U.S. Communications,
            Inc. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)
     10.32  Security Agreement dated December 26, 1996 among Greyrock Business Credit and North American
            Telecommunications Corporation, Baltic States and CIS Ventures, Inc., CIS Intelligence Information
            Services, Inc. and Uniquest Communications, Inc. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, dated January 10, 1997, and incorporated herein by reference)
     10.33  Severance Agreement dated as of March 18, 1996 by and between the Company and Lynn H. Johnson (filed as
            Exhibit 10.33 to the Company's Form S-2 Registration Statement (Registration No. 333-17547) and
            incorporated herein by reference)
     10.34  Assumption Agreement and Amendment to Loan Agreement dated February 12, 1997 between Greyrock Business
            Credit and AddTel Communications, Inc., the Company, Long Distance Network, Inc., U.S. Communications,
            Inc. and Southwest Long Distance Network, Inc.*
     10.35  Pledge Agreement dated February 12, 1997 between Greyrock Business Credit and the Company*
     10.36  Cross-Corporate Continuing Guaranty dated February 12, 1997 of AddTel Communications, Inc.*
     10.37  Cross-Corporate Continuing Guaranty dated February 12, 1997 of the Company, U.S. Communications, Inc.,
            Long Distance Network, Inc., and Southwest Long Distance Network, Inc.*
     10.38  Continuing Guaranty dated February 12, 1997 of AddTel Communications, Inc.*
     10.39  Second Amendment to Employment Contract dated March 26, 1997 between the Company and Jack W. Matz, Jr.*
     10.40  Amendment to Employment Contract dated March 26, 1997 between the Company and Paul R. Miller*
     10.41  Purchase Agreement dated March 25, 1997 between the Company and Northstar High Total Return Fund*
     10.42  Registration Rights Agreement dated March 25, 1997 between the Company and Northstar High Total Return
            Fund*
     10.43  Severance Agreement dated March 26, 1997 between the Company and John Nugent*
     10.44  The Company's 10% Convertible Debenture Due 2006*
     21.1   Subsidiaries of the Company*
     23.1   Consent of Price Waterhouse LLP**
     27.1   Financial Data Schedule*


------------------------


 * Previously filed



** Filed herewith


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

                                              SA TELECOMMUNICATIONS, INC.

                                              By:                  /s/ JACK W. MATZ, JR.
                                                         -----------------------------------------
                                                                     Jack W. Matz, Jr.
                                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER


Date: April 18, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated:


                         NAME                                         TITLE                         DATE
------------------------------------------------------  ---------------------------------  ----------------------

                /s/ JACK W. MATZ, JR.
     -------------------------------------------        Director, Chairman and Chief           April 18, 1997
                  Jack W. Matz, Jr.                       Executive Officer

                  /s/ PAUL R. MILLER
     -------------------------------------------        Director, President and Chief          April 18, 1997
                    Paul R. Miller                        Operating Officer

                 /s/ J. DAVID DARNELL                   Director, Vice President--
     -------------------------------------------          Finance and Chief Financial          April 18, 1997
                   J. David Darnell                       Officer

                  /s/ JOHN H. NUGENT
     -------------------------------------------        Director, Vice President               April 18, 1997
                    John H. Nugent

               /s/ THOMAS L. CUNNINGHAM
     -------------------------------------------        Director                               April 18, 1997
                 Thomas L. Cunningham

                  /s/ PETE W. SMITH
     -------------------------------------------        Director                               April 18, 1997
                    Pete W. Smith

                /s/ BARRY J. WILLIAMS
     -------------------------------------------        Director                               April 18, 1997
                  Barry J. Williams

                  /s/ HOWARD F. CURD
     -------------------------------------------        Director                               April 18, 1997
                    Howard F. Curd

                /s/ REUBEN F. RICHARDS
     -------------------------------------------        Director                               April 18, 1997
                  Reuben F. Richards

                  /s/ DEAN A. THOMAS
     -------------------------------------------        Director                               April 18, 1997
                    Dean A. Thomas

                  /s/ JOHN Q. EBERT
     -------------------------------------------        Director                               April 18, 1997
                    John Q. Ebert

                 /s/ IGOR I. MAMANTOV
     -------------------------------------------        Director                               April 18, 1997
                   Igor I. Mamantov

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants for the years ended December 31, 1996, 1995 and 1994.....................         F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1996 and 1995.............................................         F-3

  Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994...............         F-4

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.....         F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994...............         F-6

  Notes to Consolidated Financial Statements...............................................................         F-7

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

PRICE WATERHOUSE LLP
Dallas, Texas
March 25, 1997

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                           1996          1995
                                                                                       ------------  ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents..........................................................  $ 14,360,466  $    823,738
  Accounts and notes receivable:
    Trade, net of allowance for doubtful accounts of $2,796,946 and $475,845,
      respectively...................................................................     7,035,710     4,022,131
    Other, net of allowance for doubtful accounts of $31,479 and $46,122,
      respectively...................................................................     1,481,072       407,550
  Inventory..........................................................................       136,875       146,037
  Prepaid expenses and other.........................................................       594,081       292,439
                                                                                       ------------  ------------
      Total current assets...........................................................    23,608,204     5,691,895
                                                                                       ------------  ------------
Property and equipment...............................................................    10,054,937     3,911,652
Less accumulated depreciation and amortization.......................................    (1,380,307)     (495,613)
                                                                                       ------------  ------------
    Net property and equipment.......................................................     8,674,630     3,416,039
                                                                                       ------------  ------------
Excess of cost over net assets acquired, net of accumulated amortization.............    27,902,634    16,869,648
                                                                                       ------------  ------------
Other assets:
  Debt issuance cost.................................................................     2,083,843       --
  Other..............................................................................       409,758        63,221
                                                                                       ------------  ------------
      Total other assets.............................................................     2,493,601        63,221
                                                                                       ------------  ------------
                                                                                       ------------  ------------
        Total assets.................................................................  $ 62,679,069  $ 26,040,803
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................  $  2,023,955  $    761,880
  Accrued telecommunications expenses................................................    11,360,002     2,337,420
  Other accrued expenses.............................................................     2,382,504     1,163,603
  Acquisition obligation.............................................................     9,500,000       --
  Short-term notes payable...........................................................       782,239       475,610
  Current maturities of long-term obligations........................................       570,859     3,795,216
                                                                                       ------------  ------------
    Total current liabilities........................................................    26,619,559     8,533,729
                                                                                       ------------  ------------
Long-term obligations, less current maturities.......................................    28,477,903     7,398,670
                                                                                       ------------  ------------
Commitments and contingencies
Series A Redeemable Preferred Stock, $.00001 par value, 250,000 shares authorized;
 180,000 and 166,667 shares issued in 1996 and 1995, respectively....................     1,330,303     1,129,459
                                                                                       ------------  ------------
Shareholders' equity:
  Series B Preferred Stock, $.00001 par value, 250,000 shares authorized; 125,000
    shares issued in 1995............................................................       --            575,280
  Common Stock, $.0001 par value, 50,000,000 shares authorized; 16,858,053 and
    13,462,120 issued, respectively..................................................         1,686         1,346
  Additional paid-in capital.........................................................    26,402,671    20,855,099
  Retained deficit...................................................................   (16,299,038)  (11,996,179)
  Treasury stock (1,197,518 and 240,072 shares, respectively) at cost................    (3,854,015)     (456,601)
                                                                                       ------------  ------------
    Total shareholders' equity.......................................................     6,251,304     8,978,945
                                                                                       ------------  ------------
      Total liabilities and shareholders' equity.....................................  $ 62,679,069  $ 26,040,803
                                                                                       ------------  ------------
                                                                                       ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1996          1995          1994
                                                                        ------------  ------------  ------------
Telecommunications revenues...........................................  $ 35,668,502  $ 20,748,021  $  9,755,343
Cost of revenue.......................................................    22,530,228    14,116,113     8,298,430
                                                                        ------------  ------------  ------------
Gross profit..........................................................    13,138,274     6,631,908     1,456,913
                                                                        ------------  ------------  ------------
Operating expenses:
  General and administrative..........................................    10,927,890     6,478,394     2,854,237
  Depreciation and amortization.......................................     2,861,900     1,287,225       413,317
  Nonrecurring network reconfiguration costs..........................       806,436       --            --
  Nonrecurring restructuring and integration costs....................     2,015,506       143,399       --
                                                                        ------------  ------------  ------------
    Total operating expenses..........................................    16,611,732     7,909,018     3,267,554
                                                                        ------------  ------------  ------------
Loss from continuing operations before other income (expense) and
 extraordinary item...................................................    (3,473,458)   (1,277,110)   (1,810,641)
Other income (expense):
  Interest expense....................................................    (2,129,876)     (682,796)      (29,903)
  Other, net..........................................................       221,175        24,685        21,474
                                                                        ------------  ------------  ------------
    Total other income (expense)......................................    (1,908,701)     (658,111)       (8,429)
                                                                        ------------  ------------  ------------
Loss from continuing operations before extraordinary item.............    (5,382,159)   (1,935,221)   (1,819,070)
Discontinued operations:
  Loss from title plant services operations...........................       --            --           (477,916)
  Provision for operating losses during phase-out period..............       --           (475,000)     (150,000)
  Loss from impairment................................................       --         (4,055,742)      --
                                                                        ------------  ------------  ------------
    Loss from discontinued operations.................................       --         (4,530,742)     (627,916)
                                                                        ------------  ------------  ------------
Loss before extraordinary item........................................    (5,382,159)   (6,465,963)   (2,446,986)
Extraordinary item--net gain on extinguishment of debts...............     1,327,644       --            --
                                                                        ------------  ------------  ------------
Net loss..............................................................    (4,054,515)   (6,465,963)   (2,446,986)
Preferred dividend requirements, including accretion..................      (248,344)     (125,352)      --
                                                                        ------------  ------------  ------------
Net loss applicable to common shareholders............................  $ (4,302,859) $ (6,591,315) $ (2,446,986)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Loss per weighted average common share outstanding:
  Continuing operations...............................................  $      (0.35) $      (0.17) $      (0.20)
  Discontinued operations.............................................       --              (0.39)        (0.07)
                                                                        ------------  ------------  ------------
  Loss before extraordinary item......................................         (0.35)        (0.56)        (0.27)
  Extraordinary item..................................................          0.08       --            --
                                                                        ------------  ------------  ------------
  Net loss per share..................................................  $      (0.27) $      (0.56) $      (0.27)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
  Net loss per share applicable to common shareholders................  $      (0.28) $      (0.57) $      (0.27)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
  Weighted average number of common shares outstanding................    15,199,928    11,639,186     9,199,720
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                        ---------------------------------------------------------------------------------
                                              SERIES B
                                          PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                        --------------------  ----------------------   PAID-IN     RETAINED     TREASURY
                                         SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL      DEFICIT      STOCK
                                        ---------  ---------  ---------  -----------  ----------  -----------  ----------
Balances at December 31, 1993.........     --         --      7,372,661   $     737   $8,572,764  $(2,957,878) $  (20,000)

Private placements of Common Stock....     --         --        834,317          84    1,885,264      --           --
Issuance of Common Stock for:
  Exercise of options.................     --         --      1,057,075         106    1,421,216      --         (220,950)
  Acquisition of LDN..................     --         --      1,302,086         130    3,749,870      --           --
Net loss for the year.................     --         --         --          --           --       (2,446,986)     --
                                        ---------  ---------  ---------  -----------  ----------  -----------  ----------
Balances at December 31, 1994.........     --         --      10,566,139      1,057   15,629,114   (5,404,864)   (240,950)

Private placements of Common Stock....     --         --      1,981,120         197    2,379,464      --          (44,057)
Issuance of Common Stock for exercise
 of options...........................     --         --        914,861          92      633,521      --         (171,594)
Issuance of Series B Preferred Stock
 for acquisition of USC...............    125,000  $ 575,280     --          --           --          --           --
Issuance of warrants for acquisition
 and financing of USC.................     --         --         --          --        2,213,000      --           --
Preferred dividend requirements,
 including accretion..................     --         --         --          --           --         (125,352)     --
Net loss for the year.................     --         --         --          --           --       (6,465,963)     --
                                        ---------  ---------  ---------  -----------  ----------  -----------  ----------
Balances at December 31, 1995.........    125,000    575,280  13,462,120      1,346   20,855,099  (11,996,179)   (456,601)
Private placements of Common Stock....     --         --        251,700          25      369,975      --           --
Issuance of Common Stock for:
  Exercise of options.................     --         --        524,036          52      632,444      --         (497,414)
  Exercise of warrants................     --         --      1,090,000         109    1,362,391      --           --
  Conversion of debt..................     --         --        267,856          27      449,973      --           --
  Other...............................     --         --        419,318          42      750,633      --           --
Issuance of Common Stock for
 acquisition of USC securities........   (125,000)  (575,280)   843,023          85    1,613,229      --       (2,900,000)
Issuance of warrants..................     --         --         --          --          368,927      --           --
Preferred dividend requirements,
 including accretion..................     --         --         --          --           --         (248,344)     --
Net loss for the year.................     --         --         --          --           --       (4,054,515)     --
                                        ---------  ---------  ---------  -----------  ----------  -----------  ----------
Balances at December 31, 1996.........     --      $  --      16,858,053  $   1,686   $26,402,671 $(16,299,038) $(3,854,015)
                                        ---------  ---------  ---------  -----------  ----------  -----------  ----------
                                        ---------  ---------  ---------  -----------  ----------  -----------  ----------


                                          TOTAL
                                        ----------
Balances at December 31, 1993.........  $5,595,623
Private placements of Common Stock....   1,885,348
Issuance of Common Stock for:
  Exercise of options.................   1,200,372
  Acquisition of LDN..................   3,750,000
Net loss for the year.................  (2,446,986)
                                        ----------
Balances at December 31, 1994.........   9,984,357
Private placements of Common Stock....   2,335,604
Issuance of Common Stock for exercise
 of options...........................     462,019
Issuance of Series B Preferred Stock
 for acquisition of USC...............     575,280
Issuance of warrants for acquisition
 and financing of USC.................   2,213,000
Preferred dividend requirements,
 including accretion..................    (125,352)
Net loss for the year.................  (6,465,963)
                                        ----------
Balances at December 31, 1995.........   8,978,945
Private placements of Common Stock....     370,000
Issuance of Common Stock for:
  Exercise of options.................     135,082
  Exercise of warrants................   1,362,500
  Conversion of debt..................     450,000
  Other...............................     750,675
Issuance of Common Stock for
 acquisition of USC securities........  (1,861,966)
Issuance of warrants..................     368,927
Preferred dividend requirements,
 including accretion..................    (248,344)
Net loss for the year.................  (4,054,515)
                                        ----------
Balances at December 31, 1996.........  $6,251,304
                                        ----------
                                        ----------


  The accompanying notes are an integral part of these consolidated financial statements.

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1996          1995          1994
                                                                        ------------  ------------  ------------
Cash flows from operating activities:
  Net loss............................................................  $ (4,054,515) $ (6,465,963) $ (2,446,986)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Extraordinary net gain on extinguishment of debts.................    (1,327,644)      --            --
    Loss from discontinued operations.................................       --            --            477,916
    Provision for discontinued operations.............................       --          4,530,742       150,000
    Depreciation and amortization.....................................     2,861,900     1,287,225       413,317
    Provision for losses on accounts receivable.......................     2,197,083       455,793       318,583
    Cash used for discontinued SATC business..........................       --           (263,320)     (441,864)
    Other.............................................................        17,946       (44,587)       15,280
    (Increase) decrease, net of effect of acquisitions:
      Accounts and notes receivable...................................      (925,570)     (862,288)     (150,480)
      Prepaid expenses and other......................................      (280,481)      394,822       (63,759)
      Other assets....................................................         9,162       320,990       (16,581)
    Increase (decrease), net of effect of acquisitions:
      Accounts payable and accrued expense............................     2,137,509      (577,900)     (544,907)
                                                                        ------------  ------------  ------------
Net cash provided by (used in) operating activities...................       635,390    (1,224,486)   (2,289,481)
                                                                        ------------  ------------  ------------
Cash flows from investing activities:
  Additions to property and equipment.................................    (3,588,786)     (193,276)     (208,317)
  Purchase of First Choice, net of cash acquired......................    (2,244,110)      --            --
  Purchase of Addtel, net of cash acquired............................    (6,840,481)      --            --
  Acquisition obligation--Addtel......................................     9,500,000       --            --
  Purchase of USC, net of cash acquired...............................       --         (6,974,685)      --
  Purchase of LDN, net of cash acquired...............................       --            --         (1,330,397)
  Cash used for discontinued SATC business............................       --            (34,481)     (195,393)
  Sale of assets......................................................         2,557        60,622       --
  Other...............................................................        (1,708)      --             (9,451)
                                                                        ------------  ------------  ------------
Net cash used in investing activities.................................    (3,172,528)   (7,141,820)   (1,743,558)
                                                                        ------------  ------------  ------------
Cash flows from financing activities:
  Borrowings..........................................................    29,269,805     7,450,000       120,000
  Debt issuance cost..................................................    (2,174,799)      --            --
  Principal payments on obligations...................................    (9,671,270)   (1,971,510)      (39,642)
  Proceeds from private placements of Common Stock....................       --          2,073,104     1,885,348
  Purchase of treasury stock..........................................    (2,900,000)      --            --
  Proceeds from exercise of options...................................       187,630       307,019     1,200,372
  Proceeds from exercise of warrants..................................     1,362,500       --            --
  Proceeds from Series A Redeemable Preferred Stock...................       --          1,000,000       --
                                                                        ------------  ------------  ------------
Net cash provided by financing activities.............................    16,073,866     8,858,613     3,166,078
                                                                        ------------  ------------  ------------
Increase (decrease) in cash...........................................    13,536,728       492,307      (866,961)
Cash at beginning of year.............................................       823,738       331,431     1,198,392
                                                                        ------------  ------------  ------------
Cash at end of year...................................................  $ 14,360,466  $    823,738  $    331,431
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------


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

    The Company conducts its domestic telecommunication operations through U.S. Communications, Inc. (USC) (acquired effective June 1, 1995--See Note 5), Long Distance Network, Inc. (LDN) (acquired effective March 1, 1994--See Note 6) and AddTel Communications, Inc. (Addtel) (acquired effective November 1, 1996--see
Note 3). USC, LDN and Addtel provide direct dial long distance services to small and medium-sized commercial customers and, to a lesser extent, residential customers. Additionally, operator services (telephone calling card, collect, third party billing, and credit card calls requiring operator assistance) are provided to hotels, motels, hospitals, universities, private pay telephone owners, and residences. Domestic telecommunications revenue comprised approximately 95%, 92% and 76% of consolidated revenues in 1996, 1995 and 1994, respectively.

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


    Until September 1995, the Company participated in various joint ventures in the Baltic States and Commonwealth of Independent States (formerly the Soviet Union). At September 30, 1995, the Company terminated its participation in these joint ventures to focus on its telecommunications business. These operations had no significant impact on the consolidated balance sheet at December 31, 1995 or the consolidated statements of operations for the two years ended December 31, 1995.


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

    BUSINESS AND CREDIT CONCENTRATIONS

    In the normal course of business, the Company extends unsecured credit to its customers. All international call back telecommunications services are billed and principally paid in U.S. dollars. Management has provided an allowance for doubtful accounts to provide for amounts which may

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) eventually become uncollectible and to provide for any disputed charges. Two domestic telecommunications customers accounted for approximately 31% and 8%, respectively, of total consolidated revenues in 1994. No customers individually accounted for more than 10% of consolidated revenues in 1996 or 1995.

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

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), was issued. This statement requires the fair value of stock options and other

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company has adopted SFAS 123 on a disclosure basis only.

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

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

3. ACQUISITION OF ADDTEL COMMUNICATIONS, INC. (CONTINUED)
    A summary of the Addtel excess of cost for financial reporting purposes over net assets acquired is as follows:

                                                                           DECEMBER 31,
                                                                               1996          LIFE
                                                                           -------------      ---
Goodwill.................................................................  $   7,916,825          25
Nonsolicitation agreements...............................................      2,000,000           5
Customer acquisition costs...............................................        878,673          10
                                                                           -------------
                                                                              10,795,498
Accumulated amortization.................................................       (134,043)
                                                                           -------------
                                                                           $  10,661,455
                                                                           -------------
                                                                           -------------


    The following unaudited pro forma combined results of operations for the Company assume that the acquisition of Addtel was completed at the beginning of 1995. These pro forma amounts represent historical operating results of Addtel combined with those of the Company with appropriate adjustments which give effect to interest expense and amortization. These pro forma amounts are not necessarily indicative of consolidated operating results which would have occurred had Addtel been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operations, selling, general and administrative expenses nor do the amounts reflect any higher costs associated with unanticipated integration or other organizational activities the Company may be forced to undertake as a result of the acquisition.


                                                                 FOR THE YEARS ENDED DECEMBER
                                                                             31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Revenues.......................................................  $  56,832,328  $  33,474,021
Net loss.......................................................     (6,210,115)    (8,258,267)
Net loss per share outstanding.................................          (0.41)         (0.71)

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

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

4. ACQUISITION OF FIRST CHOICE LONG DISTANCE, INC. (CONTINUED)
    The following unaudited pro forma combined results of operations of the Company assume that the acquisition of First Choice was completed at the beginning of 1995. These pro forma amounts represent the historical operating results of First Choice combined with those of the Company with appropriate adjustments which give effect to interest expense and amortization expense. These pro forma amounts are not necessarily indicative of consolidated operating results which would have been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses nor do the amounts reflect any higher costs associated with unanticipated integration or other organizational activities the Company may be forced to undertake as a result of the acquisition.

                                                                 FOR THE YEARS ENDED DECEMBER
                                                                             31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Revenues.......................................................  $  37,836,495  $  23,293,156
Net loss.......................................................     (4,457,212)    (6,857,991)
Net loss per share outstanding.................................          (0.29)         (0.59)

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

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

5. ACQUISITION OF U.S. COMMUNICATIONS, INC. (CONTINUED)
    A summary of the USC excess of cost for financial reporting purposes over net assets acquired is as follows:

                                                           DECEMBER 31,   DECEMBER 31,
                                                               1996           1995          LIFE
                                                           -------------  -------------      ---
Goodwill.................................................  $   9,399,153  $   9,325,892          25
Covenants not to compete.................................      2,400,000      2,400,000           5
Customer acquisition costs...............................      1,036,946      1,036,946          10
                                                           -------------  -------------
                                                              12,836,099     12,762,838
Accumulated amortization.................................     (1,519,464)      (558,104)
                                                           -------------  -------------
                                                           $  11,316,635  $  12,204,734
                                                           -------------  -------------
                                                           -------------  -------------

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

                                                                 FOR THE YEARS ENDED DECEMBER
                                                                             31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Revenues.......................................................  $  28,694,683  $  26,173,431
Net loss.......................................................     (7,083,441)    (3,864,545)
Net loss per share outstanding.................................          (0.61)         (0.42)

6. ACQUISITION OF LONG DISTANCE NETWORK, INC.


    Effective March 1, 1994, the Company acquired all of the outstanding common stock of Long Distance Network, Inc. (LDN), a switchless reseller of long distance services located in Dallas, Texas. The acquisition was accomplished through the payment of $1,354,660 in cash and the issuance of 1,302,086 shares of unregistered, restricted Common Stock of the Company to the shareholders of LDN. The Company utilized working capital and funds generated from private placements of unregistered, restricted Common Stock to complete the cash portion of the transaction. Of the total 1,302,086 shares of unregistered, restricted Common Stock issued, 1,041,666 shares related to the acquisition of LDN stock and 260,420 shares related to "Covenants Not to Compete."


    The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired has been recorded based upon the fair values of assets acquired and liabilities assumed. The fair value of the stock issued in connection with the acquisition was estimated to be approximately $3,750,000, which reflects a discount of approximately 25% from the market price of the Company's publicly traded

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

6. ACQUISITION OF LONG DISTANCE NETWORK, INC. (CONTINUED) stock and, in management's view, is reasonable given its restricted nature. The Company's consolidated statements of operations include the results of operations of LDN since March 1, 1994.

    A summary of the LDN excess of cost for financial reporting purposes over net assets acquired is as follows:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         1996           1995          LIFE
                                                     -------------  -------------  ----------
Goodwill...........................................  $   3,983,080  $   3,983,080    25 Years
Covenants not to compete...........................        750,000        750,000    10 Years
Customer acquisition costs.........................        442,563        442,563    10 Years
                                                     -------------  -------------
                                                         5,175,643      5,175,643
Accumulated amortization...........................       (789,307)      (510,729)
                                                     -------------  -------------
                                                     $   4,386,336  $   4,664,914
                                                     -------------  -------------
                                                     -------------  -------------

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


                                                                 FOR THE YEAR
                                                                     ENDED
                                                                 DECEMBER 31,
                                                                     1994
                                                                 -------------
Revenues.......................................................  $  11,136,615
Net loss.......................................................     (2,474,726)
Net loss per share outstanding.................................          (0.26)


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

7. DISCONTINUED OPERATIONS (CONTINUED)

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

8. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1996           1995          LIFE
                                                   -------------  ------------  -------------
Land.............................................  $      49,000  $     49,000
Buildings........................................        717,860       605,826    30-40 Years
Switching and other network equipment............      7,465,343     2,244,450      3-5 Years
Software.........................................        170,958        30,505        5 Years
Office equipment.................................      1,421,646       779,116        5 Years
Furniture and fixtures...........................        230,130       202,755      5-7 Years
                                                   -------------  ------------
                                                   $  10,054,937  $  3,911,652
                                                   -------------  ------------
                                                   -------------  ------------

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

9. SHORT-TERM NOTES PAYABLE

    Short-term notes payable consist of:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Note payable to Addtel investor group.................................  $  772,743  $   --
Convertible subordinated debentures with interest at 8% due in June
  1996................................................................      --         450,000
Other.................................................................       9,496      25,610
                                                                        ----------  ----------
                                                                        $  782,239  $  475,610
                                                                        ----------  ----------
                                                                        ----------  ----------

    On February 9, 1996, the convertible, subordinated debentures were converted into 267,856 shares of the Company's Common Stock.

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

10. LONG-TERM OBLIGATIONS

    Long-term obligations consist of:


                                                                                   DECEMBER 31,
                                                                           ----------------------------
                                                                               1996           1995
                                                                           -------------  -------------
Subordinated Convertible Notes due on August 15, 2006 with interest
  payable semi-annually at 10% per annum.................................  $  27,200,000  $    --
Senior note payable to a bank............................................       --            6,850,000
Subordinated notes payable to former USC shareholders due on October 1,
  1996 with interest payable quarterly at 11% per annum..................       --            1,650,000
Subordinated notes payable to former USC shareholders with $308,500 due on March 8, 1996, $441,500 due on April 15, 1996 and $750,000 due on
  July 31, 1996 plus interest at 11% per annum...........................       --            1,500,000
Notes payable to former USC shareholders due in monthly installments of
  $1,732 including interest at 8.5% with the balances due in 1997........          6,791         32,638
Note payable to a trust (collateralized by land and building) due in monthly installments of $1,586 including interest at 10% with the
  balance due in 2004....................................................         99,376        107,994
Note payable to a bank (collateralized by land, building and equipment)
  due in monthly installments of $8,338 including interest at 9.75% with
  the balance due in 1998................................................         94,822        181,232
Note payable to a finance company (unsecured) due in monthly installments
  of $752, including interest at 7.5% with the balance due in 2000.......         26,237         33,019
Note payable to a bank (collateralized by vehicles) due in monthly installments of $1,438 including interest at 8.5% with the balance due
  in 2001................................................................         68,009       --
Note payable to a bank (collateralized by equipment) due in monthly installments of $2,170 including interest at 9.75% with the balance due
  in 1996................................................................       --               15,904
Note payable to an individual due in monthly installments of $5,254
  including interest at 8% with the balance due in 1997..................         10,403       --
Capital lease obligations................................................      1,543,124        823,099
                                                                           -------------  -------------
                                                                              29,048,762     11,193,886
Less current maturities:
  Long-term debt.........................................................       (133,392)    (3,632,035)
  Capital lease obligations..............................................       (437,467)      (163,181)
                                                                           -------------  -------------
Long-term portion........................................................  $  28,477,903  $   7,398,670
                                                                           -------------  -------------
                                                                           -------------  -------------

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

10. LONG-TERM OBLIGATIONS (CONTINUED)
    On August 12, 1996, the Company consummated a private placement of $27,200,000 of its 10% Convertible Notes due 2006 (the Notes). The Notes are currently convertible into the Company's Common Stock at a conversion price of $2.55 per share, subject to adjustment under certain circumstances. The net proceeds from the sale of the Notes were approximately $25.4 million after giving effect to the transaction related fees and expenses. The Company used approximately $12.0 million of the net proceeds from the private placement to repay certain indebtedness, and to repurchase or redeem certain shares of the Company's Common Stock and outstanding debentures. The Company utilized the balance of the proceeds (approximately $13.4 million) primarily to effect acquisitions and strategic alliances, to make capital expenditures, and for general corporate purposes.

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

    On January 9, 1997, the Company completed a line of credit arrangement with Greyrock Business Credit (Greyrock), a division of NationsCredit Commercial Corporation. The line of credit has maximum availability of $10 million, with borrowings based on 80% of eligible accounts receivable and inventory, other than receivables arising from telecommunications services rendered to customers which are billed to the customers by a regional Bell operating company, a Bell operating company, a local exchange company, a credit card company, or a provider of local telephone services. The borrowings are secured by all of the assets of the Company and its subsidiaries and the stock of the Company's subsidiaries. The line of credit matures December 31, 1997 and automatically renews for successive additional one year terms unless

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

10. LONG-TERM OBLIGATIONS (CONTINUED)
either party elects to terminate by giving written notice to the other not less than 60 days prior to the next maturity date.

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


    In September 1996, the Company redeemed its $2,000,000 principal amount of convertible debentures which had been issued in March, April and June of 1996. An $821,547 extraordinary loss on extinguishment of debt was recorded on this redemption. This loss was comprised of $406,813 in unamortized debt issuance costs attributable to the debentures and 182,706 shares of Common Stock (fair market value of $414,734) issued to the debenture holders as consideration for an "in the money" convertible feature of the debentures.



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

    Each share of Series A Cumulative Convertible Preferred Stock entitles its holder to receive an annual dividend of $.72 per share, payable at the option of the Company in either cash or shares of Series A Preferred Stock; to convert it into eight shares of Common Stock as adjusted in the event of future dilution from stock dividends and recapitalizations; and to receive up to $9.00 per share plus accrued and unpaid dividends in the event of involuntary or voluntary liquidation. Subject to certain

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

11. CAPITAL STOCK (CONTINUED)
conditions in loan agreements, the Series A Preferred Stock may be redeemed at the option of the Company on or after July 31, 1997, but must be mandatorily redeemed no later than July 31, 2000, at a price of $9.00 per share plus accrued and unpaid dividends. Due to the mandatory redemption requirements, the Series A Preferred Stock was recorded at its fair value at the date of issuance, with increases to its carrying value via periodic accretions up to the mandatory redemption date.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          1996                          1995
                                              ----------------------------  ----------------------------
                                               AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                                              -------------  -------------  -------------  -------------
Net loss....................................  $  (4,054,515) $  (5,209,618) $  (6,465,963) $  (7,768,359)
Net loss per common share...................          (0.27)         (0.34)         (0.56)         (0.67)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

12. STOCK OPTIONS (CONTINUED)
    A summary of options granted and outstanding under the Plans is summarized below:

                                         1996                     1995                      1994
                                -----------------------  -----------------------  ------------------------
                                             WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                              AVERAGE                  AVERAGE                   AVERAGE
                                             EXERCISE                 EXERCISE                  EXERCISE
                                  SHARES       PRICE       SHARES       PRICE       SHARES        PRICE
                                ----------  -----------  ----------  -----------  -----------  -----------
Outstanding at beginning of
  year........................   2,123,470   $    1.60    2,114,800   $    1.15     2,342,311   $     .70
Granted.......................     827,000        2.20      994,250        1.76     1,089,500        2.64
Exercised.....................    (523,803)       1.21     (914,861)        .69    (1,057,075)       1.46
Forfeited.....................    (198,617)       2.14      (70,719)       1.99      (259,936)       2.13
                                ----------       -----   ----------       -----   -----------       -----
Outstanding at end of year....   2,228,050        1.86    2,123,470        1.60     2,114,800        1.15
Exercisable at end of year....   2,173,050        1.87    2,123,470        1.60     1,701,800         .79
Weighted-average fair value of
  options granted during the
  year........................  $     1.29               $     1.15

    The following table summarizes information about options outstanding under the Plans at December 31, 1996:

                          OPTIONS OUTSTANDING
               -----------------------------------------    OPTIONS EXERCISABLE
                               WEIGHTED-                  -----------------------
                                AVERAGE       WEIGHTED-                WEIGHTED-
                               REMAINING       AVERAGE                  AVERAGE
  RANGE OF       SHARES       CONTRACTUAL     EXERCISE      SHARES     EXERCISE
   PRICES      OUTSTANDING       LIFE           PRICE     EXERCISABLE    PRICE
-------------  -----------  ---------------  -----------  ----------  -----------
  $ .43-$ .80     418,000            1.2      $     .70      418,000   $     .70
   1.56- 2.63   1,642,550            3.1           1.99    1,587,550        2.01
   3.47- 3.50     167,500            3.9           3.50      167,500        3.50

    As further discussed in Note 15, on March 24, 1995 the Company granted additional options outside of the Plans to the Chairman of the Board and Chief Executive Officer to acquire up to 1,000,000 shares of unregistered, restricted Common Stock. These options had a fair value of $0.54 per share on the grant date and were unexercised at December 31, 1996.

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

13. FEDERAL INCOME TAXES

    The components of the net deferred tax asset were as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1996          1995
                                                                    ------------  ------------
Deferred tax assets:
  Allowance for doubtful accounts.................................  $    986,990  $    126,210
  Other reserves..................................................       140,233       123,931
  Amortization on excess of cost over net assets acquired.........       276,626       100,541
  Net operating loss carryforwards................................     3,498,119     3,047,698
                                                                    ------------  ------------
    Gross deferred tax asset......................................     4,901,968     3,398,380
Deferred tax liabilities:
  Depreciation on other assets....................................       723,214        40,235
  Other deferred costs............................................       --              9,958
                                                                    ------------  ------------
    Gross deferred tax liabilities................................       723,214        50,193
                                                                    ------------  ------------
                                                                       4,178,754     3,348,187
Valuation allowance...............................................    (4,178,754)   (3,348,187)
                                                                    ------------  ------------
Net deferred tax asset............................................  $    --       $    --
                                                                    ------------  ------------
                                                                    ------------  ------------

    The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the consolidated statements of operations:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                           1996          1995         1994
                                                       -------------  -----------  -----------
Income tax benefit at federal statutory rate.........  $  (1,285,221) $  (657,975) $  (618,484)
Net operating losses not benefited...................        867,509      657,975      611,117
Other................................................        417,712      --             7,367
                                                       -------------  -----------  -----------
Income tax benefit provided..........................  $    --        $   --       $   --
                                                       -------------  -----------  -----------
                                                       -------------  -----------  -----------

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

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

14. NONRECURRING CHARGES (CONTINUED)

    The Company incurred an aggregate of $2,015,506 in nonrecurring restructuring and integration charges in 1996 comprised of (i) $227,201 in payroll and related costs eliminated in a restructuring of the Company's sales organization, (ii) $543,794 in principally payroll and related costs to be eliminated on full integration of the First Choice and Addtel acquisitions, and
(iii) $1,244,511 in principally payroll and related costs and reserves for uncollectible accounts receivable to be eliminated on the discontinuance of the Company's international call back product line. 1996 revenues and cost of revenue attributable to the Company's discontinuing international call back product line were $1,937,807 and $1,478,797, respectively. While such amounts are also nonrecurring, they have not been separately identified as nonrecurring in the statement of operations.


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

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

16. LEASES

    The Company leases certain office facilities and equipment under capital leases and noncancellable operating leases expiring through 2001. Minimum annual rentals under these leases are as follows:

YEARS ENDING                                                          CAPITAL      OPERATING
DECEMBER 31,                                                           LEASES        LEASES
------------------------------------------------------------------  ------------  ------------
1997..............................................................  $    581,464  $    511,949
1998..............................................................       581,464       350,264
1999..............................................................       395,432       267,415
2000..............................................................       308,077       228,519
2001..............................................................       --            192,776
                                                                    ------------  ------------
Total minimum lease payments......................................     1,866,437  $  1,550,923
                                                                                  ------------
                                                                                  ------------
Amounts representing interest.....................................      (323,313)
                                                                    ------------
Present value of net minimum lease payments.......................  $  1,543,124
                                                                    ------------
                                                                    ------------

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

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

18. COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. Management believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a materially adverse effect on the Company's financial position or results of operations.

19. BENEFIT PLAN


    The Company adopted a 401K Retirement Plan (the 401K Plan) effective January 1, 1996. Employees may elect to reduce their compensation and contribute to the 401K Plan provided they have completed 6 months of employment eligibility, reached the age of twenty and completed at least 1,000 hours of service during any 12 consecutive month period following their first day of work. Each employee may defer up to 15% of their salary not to exceed the limit allowable by law in any one year. Vesting is 20% per year of service and the employee is credited with a year of service if they have completed at least 1,000 hours of service. The Company may, at its option, make discretionary matching contributions to the 401K Plan. An employee must meet all the service requirements of participation and be active on December 31 to be eligible for any Company matching contributions. The Company made a 50% matching contribution of $30,599 for the 1996 plan year. Distributions from the Plan are not permitted before the age of 65 except in the event of death, disability, or termination of employment.


20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     FOR THE QUARTERS ENDED
                                   ----------------------------------------------------------
                                            MARCH 31,                      JUNE 30,
                                   ----------------------------  ----------------------------
                                       1996           1995           1996           1995
                                   -------------  -------------  -------------  -------------
Revenues.........................  $   7,027,391  $   2,309,227  $   7,210,554  $   4,004,348
Income (loss) from continuing
  operations.....................       (432,130)      (241,562)        87,384       (545,418)
Loss from discontinued
  operations.....................       --             --             --             (250,000)
Net income (loss)................       (432,130)      (241,562)     2,236,575       (795,418)
Income (loss) per share..........          (0.03)         (0.02)          0.12          (0.07)


                                                     FOR THE QUARTERS ENDED
                                   ----------------------------------------------------------
                                          SEPTEMBER 30,                  DECEMBER 31,
                                   ----------------------------  ----------------------------
                                       1996           1995           1996           1995
                                   -------------  -------------  -------------  -------------
Revenues.........................  $   7,961,784  $   7,459,367  $  13,468,773  $   6,975,079
Loss from continuing
  operations.....................       (835,405)      (950,965)    (4,202,008)      (197,275)
Loss from discontinued
  operations.....................       --             (225,000)      --           (4,055,742)
Net loss.........................     (1,167,218)    (1,175,965)    (4,691,742)    (4,253,017)
Loss per share...................          (0.07)         (0.10)         (0.30)         (0.36)

                               INDEX TO EXHIBITS


 EXHIBIT
   NO.      DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
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

 EXHIBIT
   NO.      DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
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

     10.1   Share Purchase Agreement, dated as of July 31, 1995, by and between the Company and Jesup & Lamont
            Capital Markets, Inc. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K/ A for the event occurring on July 31, 1995, filed with the Commission on October 13, 1995 and incorporated herein by reference)

 EXHIBIT
   NO.      DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
     10.2   Warrant Purchase Agreement, dated as of July 31, 1995, by and between the Company and Jesup and Lamont
            Capital Markets, Inc. (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K/A for the event occurring on July 31, 1995, filed with the Commission on August 15, 1995 and incorporated herein by reference)

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

 EXHIBIT
   NO.      DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
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

 EXHIBIT
   NO.      DESCRIPTION
----------  ---------------------------------------------------------------------------------------------------------
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

     10.42  Registration Rights Agreement dated March 25, 1997 between the Company and Northstar High Total Return
            Fund*

     10.43  Severance Agreement dated March 26, 1997 between the Company and John Nugent*

     10.44  The Company's 10% Convertible Debenture Due 2006*

     21.1   Subsidiaries of the Company*

     23.1   Consent of Price Waterhouse LLP**

     27.1   Financial Data Schedule*


------------------------


 * Previously filed



** Filed herewith