Form 10QSB
period 1997-03-31
SA TELECOMMUNICATIONS INC /DE/
filed 1997-05-20
CIK 845414

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from         to         .
                                    --------    --------

      Commission File Number      0-18048
                            -------------------

                           SA TELECOMMUNICATIONS, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            DELAWARE                                    75-2258519
---------------------------------          ---------------------------------
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

          1600 PROMENADE CENTER, 15TH FLOOR, RICHARDSON, TEXAS 75080
          ----------------------------------------------------------
                   (Address of principal executive offices)

                                (972) 690-5888
                         ---------------------------
                         (Issuer's telephone number)

                                      N/A
                  ------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
   -------    -------

There were 15,668,835 shares of the registrant's common stock outstanding as of May 13, 1997.

Transitional Small Business Disclosure Format (Check One:)
Yes         No   X
   -------    -------

                 SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES


                                    INDEX


Part I.  Financial Information                                             PAGE
                                                                           ----
    Item 1. - Financial Statements

       Consolidated Balance Sheets                                          1-2

       Consolidated Statements of Operations                                  3

       Consolidated Statements of Shareholders' Equity                        4

       Consolidated Statements of Cash Flows                                  5

       Notes to Consolidated Financial Statements                           6-7

    Item 2. - Management's Discussion and Analysis or
                Plan of Operation                                          8-15

Part II.  Other Information

    Item 1. - Legal Proceedings                                           15-16

    Item 2. - Changes in Securities                                          16

    Item 3. - Defaults Upon Senior Securities                                16

    Item 4. - Submission of Matters to a Vote of Security Holders            16

    Item 5. - Other Information                                              17

    Item 6. - Exhibits and Reports on Form 8-K                               17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                     March 31,    December 31,
                                                       1997           1996
                                                   ------------   ------------
Current assets:
  Cash and cash equivalents                        $  2,588,280   $ 14,360,466

  Accounts and notes receivable:
    Trade, net of allowance for doubtful
     accounts of $2,309,721 and $2,796,946,
     respectively                                     6,434,079      7,035,710
    Other, net of allowance for doubtful
     accounts of $31,479                              1,699,921      1,481,072
  Inventory                                             136,875        136,875
  Prepaid expenses and other                            785,719        594,081
                                                   ------------   ------------
    Total current assets                             11,644,874     23,608,204
                                                   ------------   ------------

Property and equipment                               10,770,668     10,054,937
Less accumulated depreciation and amortization       (1,726,928)    (1,380,307)
                                                   ------------   ------------

  Net property and equipment                          9,043,740      8,674,630
                                                   ------------   ------------

Excess of cost over net assets acquired, net of
 accumulated amortization of $3,176,801 and
 $2,591,529, respectively                            27,397,512     27,902,634
                                                   ------------   ------------

Other assets:
  Debt issuance cost, net                             2,109,641      2,083,843
  Other                                                 362,775        409,758
                                                   ------------   ------------

    Total other assets                                2,472,416      2,493,601
                                                   ------------   ------------
      Total assets                                 $ 50,558,542   $ 62,679,069
                                                   ============   ============

                                 - Continued -

                  The accompanying notes are an integral part of these consolidated financial statements.

                 SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                     March 31,    December 31,
                                                       1997           1996
                                                   ------------   ------------
Current liabilities:
  Accounts payable                                 $  1,309,994   $  2,023,955
  Accrued telecommunications expenses                 7,277,782     11,360,002
  Other accrued expenses                              1,654,101      2,382,504
  Acquisition obligation                              1,500,000      9,500,000
  Revolving line of credit                            2,055,242              -
  Short-term notes payable                                    -        782,239
  Current maturities of long-term obligations           536,322        570,859
                                                   ------------   ------------

    Total current liabilities                        14,333,441     26,619,559
                                                   ------------   ------------

Long-term obligations, less current maturities       32,001,334     28,477,903
                                                   ------------   ------------

Commitments and contingencies

Series A Redeemable Preferred Stock, $.00001 par
 value, 250,000 shares authorized; 180,000 shares
 issued                                               1,350,514      1,330,303
                                                   ------------   ------------

Shareholders' equity:
  Common Stock, $.0001 par value, 50,000,000
   shares authorized; 16,866,353 and 16,858,053
   issued, respectively                                   1,687          1,686
  Additional paid-in capital                         26,407,406     26,402,671
  Retained deficit                                  (19,681,825)   (16,299,038)
  Treasury stock (1,197,518 shares) at cost          (3,854,015)    (3,854,015)
                                                   ------------   ------------

    Total shareholders' equity                        2,873,253      6,251,304
                                                   ------------   ------------

      Total liabilities and shareholders' equity   $ 50,558,542   $ 62,679,069
                                                   ============   ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                     SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     For the three months
                                                        ended March 31,
                                                  ---------------------------
                                                      1997           1996
                                                  -----------     -----------
Telecommunications revenues:
  Retail                                          $ 9,379,658     $ 6,932,950
  Wholesale                                         3,735,613          94,441
                                                  -----------     -----------
    Total telecommunications revenues              13,115,271       7,027,391

Cost of Revenues:
  Retail                                            5,929,919       4,269,760
  Wholesale                                         3,575,688          75,553
                                                  -----------     -----------
    Total cost of revenues                          9,505,607       4,345,313
                                                  -----------     -----------
Gross Profit                                        3,609,664       2,682,078
                                                  -----------     -----------
Operating expenses:
  General and administrative                        3,349,940       2,248,100
  Depreciation and amortization                     1,202,797         535,944
  Nonrecurring integration costs                    1,097,780               -
  Nonrecurring unbillable revenue costs               522,141               -
                                                  -----------     -----------
    Total operating expenses                        6,172,658       2,784,044
                                                  -----------     -----------
Loss from operations before other income (expense) (2,562,994)       (101,966)

Other income (expense):
  Interest expense                                   (789,782)       (345,267)
  Other, net                                           20,200          15,103
                                                  -----------     -----------
    Total other income (expense)                     (769,582)       (330,164)
                                                  -----------     -----------
Net loss                                           (3,332,576)       (432,130)
Preferred dividend requirements,
 including accretion                                  (50,211)        (75,209)
                                                  -----------     -----------
Net loss applicable to common shareholders        $(3,382,787)    $  (507,339)
                                                  ===========     ===========
Loss per weighted average common share
 outstanding:
  Net loss per share                              $     (0.21)    $     (0.03)
                                                  ===========     ===========
  Net loss applicable to common shareholders      $     (0.22)    $     (0.04)
                                                  ===========     ===========
Weighted average number of common shares
 outstanding                                       15,665,792      13,745,321
                                                  ===========     ===========

                The accompanying notes are an integral part of these consolidated financial statements.

                     SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Unaudited)

                                      Series B                               Additional
                                   Preferred Stock          Common Stock       paid-in       Retained      Treasury
                                  Shares     Amount      Shares     Amount     capital        deficit        Stock         Total
                                  -------   --------   ----------   ------   -----------   ------------   -----------   -----------
Balances at December 31, 1995     125,000   $575,280   13,462,120   $1,346   $20,855,099   $(11,996,179)  $  (456,601)  $ 8,978,945
Private placements of common
 stock                                  -          -      251,700       25       369,975              -             -       370,000
Issuance of common stock for:
  Exercise of options                   -          -      118,200       12       150,368              -             -       150,380
  Conversion of debt                    -          -      267,856       27       449,973              -             -       450,000
  Other                                 -          -       79,258        8       104,698              -             -       104,706
Preferred dividend requirements,
    Including accretion                 -          -            -        -             -        (75,209)            -       (75,209)
Net loss for the period                 -          -            -        -             -       (432,130)            -      (432,130)
                                  -------   --------   ----------   ------   -----------   ------------   -----------   -----------
Balances at March 31, 1996        125,000   $575,280   14,179,134   $1,418   $21,930,113   $(12,503,518)  $  (456,601)  $ 9,546,692
                                  =======   ========   ==========   ======   ===========   ============   ===========   ===========
Balances at December 31, 1996           -   $      -   16,858,053   $1,686   $26,402,671   $(16,299,038)  $(3,854,015)  $ 6,251,304
Issuance of common stock for
 exercise of options                    -          -        8,300        1         4,735              -             -         4,736
Preferred dividend requirements,
 including accretion                    -          -            -        -             -        (50,211)            -       (50,211)
Net loss for the period                 -          -            -        -             -     (3,332,576)            -    (3,332,576)
                                  -------   --------   ----------   ------   -----------   ------------   -----------   -----------
Balances at March 31, 1997              -   $      -   16,866,353   $1,687   $26,407,406   $(19,681,825)  $(3,854,015)  $ 2,873,253
                                  =======   ========   ==========   ======   ===========   ============   ===========   ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                 SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                         For the three months
                                                            ended March 31,
                                                       ------------------------
                                                           1997          1996
                                                       ------------   ---------

Cash flows from operating activities:
  Net loss                                             $ (3,332,576)  $(432,130)

  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         1,202,797     535,944
    Provision for losses on accounts receivable             364,080     109,839
    (Increase) decrease in:
      Accounts and notes receivable                          18,702    (637,472)
      Prepaid expenses and other                           (201,090)   (135,024)
      Other assets                                            5,000           -
    Increase (decrease) in:
    Accounts payable and accrued expenses                (5,554,564)     (5,538)
                                                       ------------   ---------

Net cash used in operating activities                    (7,497,651)   (564,382)
                                                       ------------   ---------

Cash flows from investing activities:
  Additions to property and equipment                      (451,025)   (367,220)
  Additional cost of Addtel purchase                       (112,436)          -
  Acquisition obligation-Addtel                          (8,000,000)          -
  Sale of assets                                             69,433           -
                                                       ------------   ---------

Net cash used in investing activities                    (8,494,028)   (367,220)
                                                       ------------   ---------

Cash flows from financing activities:
  Borrowings                                              3,230,000     600,000
  Revolving line of credit                                2,055,242           -
  Proceeds from exercise of options                           4,736     150,380
  Principal payments on long-term obligations              (988,812)   (371,988)
  Debt issuance cost                                        (81,673)          -
                                                       ------------   ---------

Net cash provided by financing activities                 4,219,493     378,392
                                                       ------------   ---------

Decrease in cash                                        (11,772,186)   (553,210)

Cash at beginning of period                              14,360,466     823,738
                                                       ------------   ---------

Cash at end of period                                  $  2,588,280   $ 270,528
                                                       ============   =========



                  The accompanying notes are an integral part of these consolidated financial statements.

                SA  TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim consolidated financial statements are those of SA Telecommunications, Inc. and subsidiaries (the "Company"). These interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for interim periods. The current period consolidated results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1997.

    All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified for comparative purposes.

NOTE B - REVOLVING LINE OF CREDIT

    On January 9, 1997, the Company completed a line of credit arrangement with Greyrock Business Credit ("Greyrock"), a division of NationsCredit Commercial Corporation. The line of credit has a maximum availability of $10 million, with borrowings based on 80% of eligible accounts receivable and inventory other than receivables arising from telecommunications services rendered to customers by a regional Bell operating company, a Bell operating company, a local exchange company, a credit card company, or a provider of local telephone services. The borrowings bear interest at a floating rate of 2.5% above the reference of Bank of America NT & SA, with a minimum interest rate of 9% per annum and a minimum interest amount of $10,000 per month. The borrowings are secured by all the assets of the Company and its subsidiaries and the stock of the Company's subsidiaries. The line of credit matures December 31, 1997 and automatically renews for successive additional one year terms unless either party elects to terminate by giving written notice to the other not less than 60 days prior to the next maturity date.

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

    Outstanding borrowings under the revolving line of credit at March 31, 1997 were $2,055,242.

NOTE C - STOCK OPTIONS

    On April 8, 1997, the Board of Directors granted options under the 1994 Employee Stock Option Plan to purchase up to 275,000 shares of the Company's Common Stock to employees at a price of $1.53 per share (market value on the date of grant) and 150,000 shares of Common Stock at a price of $1.69 (110% of market value on date of grant). After a six-month waiting period, the shares acquired upon exercise may not be sold earlier than periods varying from eighteen to thirty months.

NOTE D - LONG TERM OBLIGATIONS

    On March 25, 1997, the Company completed a private placement of a $3,800,000 10% Convertible Debenture due 2006 for a net of $3,230,000 on terms effectively identical to the terms of the Company's 10% Convertible Notes due 2006.

NOTE E - NONRECURRING CHARGES

    The Company incurred an aggregate of $1,097,780 in nonrecurring integration charges in the first quarter of 1997 comprised of two components. The first component is $197,600 in principally employee associated costs and settlements on discontinuance of the Company's international call back product line. For the three months ended March 31, 1997, revenues and cost of revenues attributable to the Company's discontinued international product line were $433,109 and $370,826, respectively. While such amounts are also nonrecurring, they have not been separately identified as nonrecurring in the statement of operations. The second component is $900,180 in principally payroll and related costs to be eliminated in the integration of the Addtel acquisition.

    The Company incurred an estimated $522,141 nonrecurring charge in the first quarter of 1997 for the transmission costs associated with an estimated $855,969 of lost revenue due to programming errors related to the billing software procedures. The estimated nonrecurring charge is subject to change as the Company and its professional advisors continue to investigate the matter although management currently believes any such change will be immaterial.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward looking statements regarding the Company's business and future financial condition and results of operations that involve risks and uncertainties. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant to management, including the Company's current negative cash flow position, the Company's historical operating losses, the need for integration of the Company's acquisitions, the Company's liquidity position, the regulatory environment, and other risks indicated in this and the other filings with the Securities and Exchange Commission. Words or phrases such as "will continue", "anticipate", "expect", "believe", "intend", "estimate", "project", "plan" or similar expressions are intended to identify forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may vary significantly from those indicated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial conditions and results of operations of the Company for the three month periods ended March 31, 1997 and 1996. It should be read in conjunction with the Company's latest annual report on Form 10-KSB/A.

GENERAL

SA Telecommunications, Inc. is a publicly held holding company which, through its operating subsidiaries, is a full-service regional interexchange carrier providing a wide range of domestic telecommunications services through its network of owned and leased transmission and switching facilities. As used herein, the term the "Company" refers to SA Telecommunications, Inc. and its subsidiaries, unless the context otherwise requires.

The Company primarily serves small and medium sized commercial accounts in the west, southwest and south central United States. A vast majority of the Company's commercial and residential customers are located in suburban, secondary and rural markets. In addition to providing "1+" domestic long distance services, the Company also offers international long distance, wholesale long distance, operator and wireless services, and other products such as voice and data private lines, "800/888" services, Internet access and travel cards. The Company is also authorized to resell local telephone service in Texas and California.

The Company entered the telecommunications business in 1991 through the acquisition of North American Telecommunications Corporation ("NATC"), a telecommunications provider offering international call back long distance service to foreign customers. In 1994 and 1995, the Company acquired two Texas-based switchless resellers, Long Distance Network, Inc. ("LDN") of Dallas, Texas and U.S. Communications, Inc. ("USC") of Levelland, Texas. During 1996, the Company purchased substantially all of the assets of First Choice Long Distance, Inc. ("FCLD"), a switched reseller of long distance telephone services located in Amarillo, Texas. In addition, effective in 1996, the Company acquired the assets of Economy Communications, Inc. ("Economy"), a switchless reseller of long distance telephone services located in McKinney, Texas, acquired Uniquest Communications, Inc. ("Uniquest"), a company engaged in third party customer verification services and outbound telemarketing, and purchased all of the stock of AddTel Communications, Inc. ("Addtel"), a switchless reseller of long distance services based in Glendale, California. The growth of the Company's initial customer base has been largely the result of these acquisitions.

Also, during 1995 and 1996, the Company purchased and installed switches in Dallas, Texas and Phoenix, Arizona and added leased transmission facilities between these switches and the operator switch acquired in the USC acquisition. The Company expanded its network through the acquisition of switching equipment in Amarillo and Lubbock in connection with the FCLD acquisition. During the second quarter of 1997, the Company plans to upgrade and move the Amarillo switch to Los Angeles, California, and to add leased transmission facilities between this switch and its other switches.

The Company markets its services in areas in the west, southwest and south central United States served by its network primarily under the "USC," "USI," "First Choice Long Distance," "Southwest Long Distance Network," and "Addtel" trade names. The Company currently anticipates future growth will primarily result from sales and marketing efforts of its direct sales force, telemarketing, agent sales, mass marketing sales, and from continued acquisitions of telecommunications companies within its market area or adjacent thereto subject to the availability of capital.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of its operating revenues for the three month period ended March 31, 1997 and 1996.

                                                        For the three
                                                        months ended
                                                          March 31,
                                                 ---------------------------
                                                    1997            1996
                                                 -----------     ---------
    Revenue                                              100 %         100 %
    Cost of revenue                                       72            62
                                                 -----------     ---------
    Gross profit                                          28            38
    Operating expenses:
      General and administrative                          26            32
      Depreciation and amortization                        9             7
      Nonrecurring integration costs                       8             -
      Nonrecurring and unbillable revenue costs            4             -
                                                 -----------     ---------
    Loss from operations before other income
     (expense)                                           (19)           (1)
    Other income (expense)                                (6)           (5)
                                                 -----------     ---------
    Net loss                                             (25)%          (6)%
                                                 ===========     =========
    EBITDA(1), as defined                        $   197,441     $ 433,978
    Net cash used in operating activities        $(7,497,651)    $(564,382)
    Net cash used in investing activities        $(8,494,028)    $(367,220)
    Net cash provided by financing activities    $ 4,219,493     $ 378,392
                                                 ===========     =========

-------------------
(1) Earnings before interest, taxes, depreciation, amortization, nonrecurring items, and other income (expense) or "EBITDA" (as defined), is a commonly used measure of performance in the telecommunications industry. As used herein, EBITDA is not intended as either a substitute or replacement for operating income (as presented according to generally accepted accounting principles ("GAAP") ), as a measure of financial results of operations or for cash flows from operations (as presented according to GAAP). A nonrecurring charge of an estimated $522,141 for transmission costs associated with lost revenue due to programming errors related to the billing software procedures is used in the EBITDA calculation for the quarter ended March 31, 1997. This estimate is subject to change as the Company and its professional advisors continue to investigate the matter although management currently believes any change will be immaterial.

THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

Revenues increased by $6,087,880, or 87%, from $7,027,391 for the three months ended March 31, 1996 to $13,115,271 for the three months ended March 31, 1997. Revenue minutes increased approximately 39,000,000 or 111%, from approximately 35,000,000 during the first quarter of 1996 to approximately 74,000,000 in the first quarter of 1997. The Addtel acquisition contributed $3,215,020 in retail revenue and $3,189,070 in wholesale revenue, and the FCLD acquisition contributed $577,779 in retail revenue. The Company's marketing strategy continues to be the aggressive marketing of its "1+" services, which have a higher gross profit margin, and the de-emphasizing of operator services, wholesale and international call back business which are less profitable product lines.

In May 1997, the Company uncovered programming errors related to its billing software procedures which the Company believes occurred during the network reconfiguration during 1996. Management of the Company currently believes that the billing system for the Company's operating subsidiaries (excluding Addtel) began dropping certain call detail records for the time period from December 1, 1996 to the date of this report. Because these call detail records from December through mid-March were purged and are irretrievable, the Company has suffered the loss of revenues even though being obligated to pay the associated transmission costs. The Company is in the process of addressing this problem by making the necessary reprogramming changes related to the billing software procedures to assure that all calls are properly billed subsequent to mid-March 1997 to the extent permitted by law. Although the Company and its professional advisors continue to review the available information relating to the total amount of lost revenues, management currently believes that unbilled and unbillable revenues will not exceed $.9 million. In addition, management estimates that the transmission costs associated with such lost revenues will be approximately $.5 million.

Gross profit on retail revenues increased by $786,549 from $2,663,190 for the three months ended March 31, 1996 to $3,449,739 for the same quarter in 1997. The gross profit margin on these retail revenues decreased by 1% from 38% for the three months ended March 31, 1996 to 37% for the three months ended March 31, 1997. Gross profit margins are positively impacted by a higher percentage of on-net calls and improved call mix with higher margin "1+" traffic comprising a larger percentage of total traffic than the lower margin operator service traffic.

Gross profit on wholesale revenue increased by $141,037 from $18,888 for the three months ended March 31, 1996 to $159,925 for the same quarter in 1997. The gross profit margin on these wholesale revenues decreased by 16% from 20% for the three months ended March 31, 1996 to 4% for the three months ended March 31, 1997 due to the lower margins associated with the Addtel wholesale business.

The Company currently plans on phasing out the wholesale business obtained in the Addtel acquisition by the end of the third quarter of 1997. The wholesale business is substantially less profitable than the retail business and bears a higher credit risk. Addtel wholesale revenues for the quarter ended March 31, 1997 were $3,189,070.

Gross profit on total revenues increased by $927,586 from $2,682,078 for the three months ended March 31, 1996 to $3,609,664 for the same quarter in 1997. The overall gross profit margin decreased by 10% from 38% for the three months ended March 31, 1996 to 28% for the three months ended March 31, 1997. The overall decline in gross profit margin is due to the lower margin wholesale revenue acquired in the Addtel acquisition. If the estimated
$522,141 of transmission costs related to the estimated $855,969 of unbillable revenue had been included in total cost of revenues for the three months ended March 31, 1997, the gross profit percentage for this period would have been 24%.

General and administrative expense increased by $1,101,840 from $2,248,100 for the three months ended March 31, 1996 to $3,349,940 for the same quarter in 1997, and as a percentage of revenue, decreased from 32% in 1996 to 26% in 1997. The increase in total general and administrative expense is primarily attributable to the Addtel acquisition. The full impact of general and administrative expense reductions from the continuing integration of Addtel will not be realized until this process is completed, which is currently expected to occur by June 30, 1997. The decrease as a percentage of revenues reflects management's continued focus on cost containment.

Depreciation and amortization expense increased by $666,853 from $535,944 for the three months ended March 31, 1996 to $1,202,797 for the same quarter in 1997, and, as a percentage of revenues, increased from 7% in 1996 to 9% in 1997. This increase resulted from higher depreciation and amortization charges arising from the acquisitions of FCLD and Addtel and increased depreciation from the acquisition of switching and other network equipment.

EBITDA decreased by $236,536 from $433,977 for the three months ended March
31, 1996 to $197,441 for the same quarter in 1997. A nonrecurring charge of an estimated $.5 million for transmission costs associated with lost revenue due to programming errors related to the billing software procedures is used in the EBITDA calculation for the quarter ended March 31, 1997. This estimate is subject to change as the Company and its professional advisors continue to investigate the matter although management currently believes any change will be immaterial.

During the three months ended March 31, 1997, the Company incurred a $1,097,780 nonrecurring integration charge to operations comprised of (i) $197,600 for discontinuing the Company's international call back product line and (ii) $900,180 for integration of the Addtel acquisition from 1996.

The $197,600 charge for discontinuing the Company's international call back product line is principally comprised of employee associated costs and settlements. The $900,180 charge for integration of the Addtel acquisition is principally comprised of costs associated with excess and duplicate personnel reductions. The integration of Addtel is currently expected to be completed by June 30, 1997.

During the three months ended March 31, 1997, the Company incurred an approximate $.5 million nonrecurring charge for costs associated with unbilled and unbillable revenue. This charge for unbilled and unbillable revenue is for the estimated transmission costs associated with the estimated $.9 million of lost revenue due to the programming errors related to the billing software procedures. This estimate is subject to change as the Company and its professional advisors continue to investigate the matter although management currently believes any change will be immaterial.

The Company incurred a loss from operations before other income (expense) of $101,966 for the three months ended March 31, 1996 versus a loss from continuing operations before other income (expense) of $2,562,994 for the same quarter in 1997. This increase was primarily attributable to the nonrecurring charges and increased depreciation and amortization expense.

The Company had net other expense of $330,164 for the three months ended March 31, 1996 compared to other net expense of $769,582 for the same quarter in 1997. This increase was primarily due to an increase in interest expense from $345,267 to $789,782 related to the offering of the Company's 10% Convertible Notes due 2006 in August 1996 (the "Notes").

The Company incurred a net loss of $432,130 for the three months ended March 31, 1996 as compared to a net loss of $3,332,576 for the same quarter in 1997.
This increase is primarily attributable to the nonrecurring charges, increased depreciation and amortization and increased interest expense incurred in connection with the Notes.

LIQUIDITY AND CAPITAL RESOURCES

On August 12, 1996, the Company completed a $27.2 million private placement of the Notes, which are generally convertible at any time prior to maturity at a conversion price of $2.55 per share, subject to adjustments in certain circumstances. The Notes are redeemable at the option of the Company in whole or in part at any time on or after August 15, 1999 at annual redemption prices starting at 107% of principal, plus accrued interest to the redemption date. Each holder of the Notes has the right to require the Company to repurchase the Notes in the event that all three of the following events occur: (i) the Company incurs certain indebtedness, (ii) the Pro-Forma Interest Coverage (as defined in the Indenture with respect to the Notes) is less than 2.0 to 1, and (iii) the average closing price of the Company's Common Stock is less than $2.00 per share for the preceding twenty trading days (the "$2 Minimum Threshold"). Semi-annual cash interest payments of $1.6 million will be due on the Notes and the Company's 10% Convertible Debenture Due 2006 (the "Debenture") during each February and August until August 2006. As a result, a substantial portion of the Company's cash flow is and will be devoted to debt service. The ability of the Company to make payments of principal and interest will be largely dependent upon its future performance. If losses from operations do not improve, the Company will have to borrow additional funds or sell debt or equity securities to make such interest payments. There can be no assurances that such sources of financing will be available to the Company.

The Company has used the net proceeds received from the offering of the Notes of approximately $25.4 million after deducting estimated transaction related fees and expenses to (i) refinance existing bank debt to Norwest Bank Minnesota, N.A. ("Norwest") of approximately $7 million, (ii) exercise the Company's option to purchase 843,023 shares of the Company's Common Stock from former USC shareholders for approximately $2.9 million, (iii) redeem or repurchase certain of the Company's outstanding debentures for $2.1 million, and (iv) approximately $13.4 million was utilized to effect the Addtel and FCLD acquisitions and for network expansion and working capital.

On January 9, 1997, the Company completed a line of credit arrangement with Greyrock Business Credit ("Greyrock"), a division of NationsCredit Commercial Corporation. The line of credit has maximum availability of $10 million, with borrowings based on 80% of eligible accounts receivable and inventory, other than receivables arising from telecommunications services rendered to customers which are billed to the customers by a regional Bell operating company ("RBOC"), a Bell operating company, a local exchange company, a credit card company, or a provider of local telephone services. The borrowings are secured by all of the assets of the Company and its subsidiaries and the stock of the Company's subsidiaries. The line of credit matures December 31, 1997 and automatically renews for successive additional one year terms unless either party elects to terminate by giving written notice to the other not less than 60 days prior to the next maturity date.

The borrowings bear interest at a floating rate of 2.5% above the reference rate of Bank of America NT & SA, provided that the interest rate is not less than 9% per annum. Interest is payable monthly and to the extent that accrued interest does not equal $10,000 per month, the Company is required to pay an unused line of credit fee of such difference. The initial borrowing by the Company under this facility aggregated $1.6 million principal amount on January 9, 1997, and as of March 31, 1997, the Company had $2,055,242 principal amount of indebtedness under such facility. Proceeds from this line were used to make the $1,382,667 interest payment on the Notes on February 14, 1997.

Although loan balances fluctuate daily based on the amounts of accounts receivable and collection, the Company has generally reached the maximum borrowing amount available based on the historical calculation of eligible accounts receivable. In order to improve the Company's working capital position and help mitigate shortfalls, the Company has reached an oral agreement with Greyrock to expand the borrowing base of eligible accounts receivable to include both unbilled and billed receivables.

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

On March 25, 1997, the Company completed a private placement of $3.8 million principal amount of the Debenture, which is generally convertible at any time prior to maturity at a conversion price of $2.55 per share, subject to adjustments in certain circumstances. The Debenture is redeemable at the option of the Company in whole or in part at any time on or after August 15, 1999 at annual redemption prices starting at 107% of principal, plus accrued interest to the redemption date. Each holder has the right to require the Company to purchase the Debenture in the event that all three of the following events occur: (i) the Company incurs certain indebtedness, (ii) the Pro-Forma Interest Coverage (as defined in the Debenture the same as such term is defined in the Indenture with respect to the Notes) is less than 2.0 to 1, and (iii) the $2 Minimum Threshold is not met. The Company used approximately $1.5 million of the $3.2 million of net proceeds received from the sale of the Debenture to reduce indebtedness outstanding from time to time under the Greyrock Facility, and used the remaining $1.7 million for working capital.

Since October 22, 1996, the $2 Minimum Threshold has not been met. Additionally, the Company's Pro Forma Interest Coverage remains less than 2.0 to 1. Therefore, if the Company incurs additional indebtedness (other than as permitted under the Indenture and the Debenture), then the holder of the Notes and the Debenture would have the right to require the Company to repurchase the Notes and the Debenture. Should holders of the Notes or the Debenture ever have the ability to cause the Company to repurchase the Notes or the Debenture, there can be no assurance that the Company would have sufficient liquidity to effect such repurchase.

The Company experienced negative cash flow from operating activities of $7,497,651 for the three months ended March 31, 1997 as compared to $564,382 for the like period in 1996. These negative cash flows include approximately $412,000 of claims for the three months ended March 31, 1997 and approximately $495,000 of claims for the three months ended March 31, 1996, each related to amounts for transmission and access charges which the Company has paid but believes were overbilled by the Company's long line transmission carriers and several local exchange carriers. Total claims receivable at March 31, 1997 are approximately $1,463,000. The Company has been and intends to continue to vigorously pursue settlement of these disputed charges by demanding cash repayment or credit against future billings. In addition, the Company has offset approximately $1,067,000 on invoiced amounts from its long line carriers regarding on-going dispute over credit amounts. Any failure of the Company to ultimately obtain such repayments or credit against future billings would have a material adverse effect on the Company's cash flow and results of operations.

The overall deterioration in cash flow used in operating activities is principally attributable to increased operating losses and the significant decrease in accounts payable and accrued expenses due to payment of contractual obligations with Addtel's line cost vendors. In order to have sufficient working capital for operations and to make semi-annual cash interest payments on the Notes and the Debenture of $1.6 million, the Company must expand its available borrowings under the Greyrock credit facility, obtain a moratorium on vendor obligations, borrow other additional funds or sell debt or equity securities or a combination of the foregoing.

The Company currently plans on phasing out Addtel's wholesale business by the end of the third quarter of 1997. Management anticipates that this phase out will have an immaterial effect on the Company's overall gross profit margin. However, management expects that cash flow will be negatively impacted during and after the phase out because wholesale accounts receivable are generally collected in 30 days after customer billing and related line costs are generally payable in 60 to 90 days from carrier invoice date.

Management believes an additional factor negatively impacting cash flow during the second and third quarters of 1997 will be the delay in billing and collection of the revenues associated with the dropped calls after mid-March 1997.

Cash used in investing activities was $8,494,028 for the first quarter of 1997 versus $367,220 for the like quarter in 1996. Of the total in the first quarter of 1997, $8,112,436 was utilized in the acquisition of Addtel. $451,025 of the total in first quarter of 1997 versus $367,220 in the first quarter of 1996 was attributable to expenditures for property and equipment primarily related to switching equipment and network associated costs.

Cash provided by financing activities was $4,219,493 for the first quarter of 1997 versus $378,292 for the first quarter of 1996. The majority of the increase in 1997 is attributable to the sale of the Debenture in March 1997.

At March 31, 1997, the Company had $32,537,656 of long term debt of which $536,322 was the current portion. Of such long term debt, $27,200,000 principal amount is attributable to the Notes and $3,800,000 principal amount is attributable to the Debenture. Although management of the Company currently believes that cash flows generated from operations will improve with the integration of Addtel and expansion of the Company's telecommunications network, the Company's working capital is not sufficient to meet current obligations without an infusion of additional working capital. Also, in order for the Company to continue its aggressive acquisition program, the Company must either use equity securities as consideration or raise additional debt or equity. There is no assurance that such capital will be available. In the past, the Company has financed its operations and expansion needs from proceeds from private placements of Common Stock and the exercise of stock options. There can be no assurances that these or other sources of funds will continue to be available.

At March 31, 1997, the Company had a cash and cash equivalent balance of $2,588,280 as compared to $14,360,466 at December 31, 1996. The decline in cash was principally attributable to (i) the $8 million purchase price of Addtel,
(ii) $7.5 million cash used in operating activities, and (iii) $1 million and $500,000 for principal payments and capital expenditures, respectfully. The decline was partially offset by $3.2 million net proceeds from the sale of the Debenture and $2,000,000 under the Greyrock line of credit. As of March 31, 1997, working capital was a negative $2,688,567 as compared to a negative $3,011,355 at December 31, 1996.

The Company is required to pay annual dividends in cash or in kind on the Company's Series A Cumulative Convertible Preferred Stock of $129,600 on July 31, 1997.

CAPITAL EXPENDITURES

Capital expenditures for the three months ended March 31, 1997 totaled $916,492, of which $465,467 was financed. The majority of these capital expenditures relate to switching equipment acquired by means of capital leases and network costs. Other than additional fixed facilities, such as switching equipment requirements as the network expands and peripheral equipment and software such as billing systems to support such expansion, future capital expenditures are expected to be minimal. The Company's future capital expenditures related to network expansion will be made primarily to acquire switches and related equipment. Additional switching equipment would require significant capital expenditures by the Company.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On February 4, 1997, the parties reached a settlement with respect to the lawsuit filed in the 101st Judicial District Court for Dallas County, Texas, Cause No. 95-07136-E (SILVIO AVYAM V. SA HOLDINGS, INC. AND NORTH AMERICAN TELECOMMUNICATIONS CORPORATION), the terms of which are not material to the Company. As part of such settlement, the lawsuit and the criminal complaint filed by Mr. Avyam in Guatemala City, Guatemala against NATC, Paul Miller and two other NATC employees is in the process of being dismissed.

The Company filed suit on January 23, 1996 against Dickinson & Co., an investment banking firm ("Dickinson"), its parent, Dickinson Holding Corp. and Polish Telephone and Microwave Corporation ("PTMC") in the 298th Judicial District Court for Dallas County, Texas, Cause No. 96-00768-M (SA TELECOMMUNICATIONS, INC. F/K/A SA HOLDINGS V. DICKINSON CO. & DICKINSON HOLDINGS CORP. AND POLISH TELEPHONE AND MICROWAVE CORPORATION). The Company has alleged, among other claims, that Dickinson intentionally and willfully breached its fiduciary duty to the Company under its financial consulting agreement with the Company and that it interfered with the business relationship between the Company and PTMC in conspiracy with the other two defendants. The Company is seeking an unspecified amount of actual and exemplary damages and recovery of attorneys fees. The matter is presently scheduled for trial on July 1, 1997.

On December 19, 1996, a suit was filed in the Circuit Court of the 20th Judicial Circuit, St. Clair County, Illinois (THE PEOPLE OF THE STATE OF ILLINOIS VS. LONG DISTANCE NETWORK, INC.), Cause No. 96CH394. This is a suit by the Attorney General of the State of Illinois against LDN alleging violations of Sections 2 and 2DD of the Illinois Consumer Fraud and Deceptive Business Practices Act ("Consumer Fraud Act") arising out of LDN's use of an independent agent to solicit long distance customers through the use of the agent's sweepstakes promotion. The suit states that the Attorney General has received approximately 26 consumer complaints through December 1996 and basically alleges that Illinois consumers have had their chosen long distance carrier switched without valid authorization (through misrepresentation and/or forgery), and that the sweepstakes promotion constituted an illegal lottery. Plaintiff is seeking among other remedies: (1) findings that LDN has violated such sections of the Consumer Fraud Act and assessing a civil penalty in the amount of up to $50,000 per violation if the court finds LDN engaged in such acts with intent to defraud, and if without intent to defraud, a single penalty of up to $50,000, (2) a permanent injunction against such acts and such sweepstakes promotion, (3) a declaration that all contracts entered into between LDN and Illinois consumers as a result of such acts be rescinded, (4) full restitution to all Illinois consumers who paid for telephone charges billed by or on behalf of LDN as a result of such actions and cancellation of any related charges assessed against Illinois residents, and (5) costs of prosecution and investigation. The parties have entered into a stipulation extending the time for LDN's answer in such suit while the parties are engaged in negotiations aimed at resolving these matters. A case management conference is currently scheduled on June 19, 1997.

The Company is a party, from time to time, in routine litigation incident to its business. Management believes that it is unlikely that the final outcome of any of these claims or proceedings to which the Company is currently a party if determined adverse to the Company would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

(a) None.

(b) None.

(c) On March 25, 1997, the Company sold the Debenture to an accredited investor for $3.2 million. The Debenture matures on August 15, 2006. The Debenture is currently convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock of the Company at an initial conversion price of $2.55 per share (currently 1,490,146 shares of Common Stock), subject to adjustment in certain circumstances. The transaction was effected in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The purchaser was provided with access to all relevant information regrading the Company. The purchaser represented to the Company that it was an "accredited investor" as defined under the Securities Act and that the Debenture was purchased for investment purposes only and not with a view toward distribution.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) None.

(b) None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------

10.1          Third Amendment to Employment Contract between Jack W. Matz, Jr.
              and SA Telecommunications, Inc.*
10.2 Second Amendment to Employment Contract between Paul R. Miller and SA Telecommunications, Inc.*
10.3          Letter dated May 20, 1997 from Jack W. Matz, Jr. and Paul R.
              Miller to the Compensation Committee of the Board of Directors of SA Telecommunications, Inc.*
27.1          Financial Data Schedule*

-------------------
* Filed herewith

(b)  REPORTS ON FORM 8-K

The Company filed on January 22, 1997 a Current Report on Form 8-K dated January 10, 1997 announcing the purchase by the Company of all of the issued and outstanding capital stock of AddTel Communications, Inc., a California corporation ("Addtel"). The Company also reported the completion of a Line of Credit arrangement with Greyrock Business Credit, a division of NationsCredit Commercial Corporation. No financial statements were filed. The Company filed on February 6, 1997 a Current Report on Form 8-K/A dated January 10, 1997 with the following financial statements with respect to the Addtel acquisition:

Audited Balance Sheet of AddTel Communications, Inc. as of May 31, 1996 and the related Statements of Income and Accumulated Deficit and Cash Flows for the year then ended.

Unaudited Condensed Balance Sheets of AddTel Communications, Inc. as of September 30, 1996 and 1995 and the related Unaudited Condensed Statements of Income and Retained Earnings (Deficit) and Cash Flows for the nine months then ended.

Unaudited Pro Forma Combined Statement of Operations of SA
Telecommunications, Inc. and Subsidiaries for the year ended December 31, 1995.

Unaudited Pro Forma Combined Balance Sheet of SA Telecommunications, Inc. and Subsidiaries as of September 30, 1996 and the related Unaudited Pro Forma Combined Statement of Operations for the nine months then ended.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 20, 1997                     SA TELECOMMUNICATIONS, INC.


                                          By:     /s/  JACK W. MATZ, JR.
                                             ---------------------------------
                                             Jack W. Matz, Jr.
                                             Chief Executive Officer

                                          By:     /s/  J. DAVID DARNELL
                                             ---------------------------------
                                             J. David Darnell
                                             Vice President-Finance and Chief
                                             Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------

10.1          Third Amendment to Employment Contract between Jack W. Matz, Jr.
              and SA Telecommunications, Inc.*
10.2 Second Amendment to Employment Contract between Paul R. Miller and SA Telecommunications, Inc.*
10.3          Letter dated May 20, 1997 from Jack W. Matz, Jr. and Paul R.
              Miller to the Compensation Committee of the Board of Directors of SA Telecommunications, Inc.*
27.1          Financial Data Schedule*

-------------------
* Filed herewith