Form 10QSB/A
period 1997-03-31
SA TELECOMMUNICATIONS INC /DE/
filed 1997-07-08
CIK 845414

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

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

                     SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     For the three months
                                                        ended March 31,
                                                  ---------------------------
                                                      1997           1996
                                                  -----------     -----------
Telecommunications revenues:
  Retail                                          $ 9,379,658     $ 6,932,950
  Wholesale                                         3,735,613          94,441
                                                  -----------     -----------
    Total telecommunications revenues              13,115,271       7,027,391

Cost of Revenues:
  Retail                                            6,452,060       4,269,760
  Wholesale                                         3,575,688          75,553
                                                  -----------     -----------
    Total cost of revenues                         10,027,748       4,345,313
                                                  -----------     -----------
Gross Profit                                        3,087,523       2,682,078
                                                  -----------     -----------
Operating expenses:
  General and administrative                        3,349,940       2,248,100
  Depreciation and amortization                     1,202,797         535,944
  Nonrecurring integration costs                    1,097,780               -
                                                  -----------     -----------
    Total operating expenses                        5,650,517       2,784,044
                                                  -----------     -----------
Loss from operations before other income (expense) (2,562,994)       (101,966)

Other income (expense):
  Interest expense                                   (789,782)       (345,267)
  Other, net                                           20,200          15,103
                                                  -----------     -----------
    Total other income (expense)                     (769,582)       (330,164)
                                                  -----------     -----------
Net loss                                           (3,332,576)       (432,130)
Preferred dividend requirements,
 including accretion                                  (50,211)        (75,209)
                                                  -----------     -----------
Net loss applicable to common shareholders        $(3,382,787)    $  (507,339)
                                                  ===========     ===========
Loss per weighted average common share
 outstanding:
  Net loss per share                              $     (0.21)    $     (0.03)
                                                  ===========     ===========
  Net loss applicable to common shareholders      $     (0.22)    $     (0.04)
                                                  ===========     ===========
Weighted average number of common shares
 outstanding                                       15,665,792      13,745,321
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

NOTE B - REVOLVING LINE OF CREDIT

    On January 9, 1997, the Company completed a line of credit arrangement with Greyrock Business Credit ("Greyrock"), a division of NationsCredit Commercial Corporation. The line of credit has a maximum availability of $10 million, with borrowings based on 80% of eligible accounts receivable and inventory other than receivables arising from telecommunications services rendered to customers by a regional Bell operating company, a Bell operating company, a local exchange company, a credit card company, or a provider of local telephone services. The borrowings bear interest at a floating rate of 2.5% above the reference rate of Bank of America NT & SA, with a minimum interest rate of 9% per annum and a minimum interest amount of $10,000 per month. The borrowings are secured by all the assets of the Company and its subsidiaries and the stock of the Company's subsidiaries. The line of credit matures December 31, 1997 and automatically renews for successive additional one year terms unless either party elects to terminate by giving written notice to the other not less than 60 days prior to the next maturity date.

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

Also, during 1995 and 1996, the Company purchased and installed switches in Dallas, Texas and Phoenix, Arizona and added leased transmission facilities between these switches and the operator switch acquired in the USC acquisition. The Company expanded its network through the acquisition of switching equipment in Amarillo and Lubbock in connection with the FCLD acquisition. During the second quarter of 1997, the Company upgraded and moved the Amarillo switch to Los Angeles, California, and during the third quarter the Company currently plans to add leased transmission facilities between this switch and its other switches.

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

                                                        For the three
                                                        months ended
                                                          March 31,
                                                 ---------------------------
                                                    1997            1996
                                                 -----------     ---------
    Revenue                                              100 %         100 %
    Cost of revenue                                       76            62
                                                 -----------     ---------
    Gross profit                                          24            38
    Operating expenses:
      General and administrative                          26            32
      Depreciation and amortization                        9             7
      Nonrecurring integration costs                       8             -
                                                 -----------     ---------
    Loss from operations before other income
     (expense)                                           (19)           (1)
    Other income (expense)                                (6)           (5)
                                                 -----------     ---------
    Net loss                                             (25)%          (6)%
                                                 ===========     =========
    EBITDA (loss)(1), as defined                 $  (324,700)    $ 433,978
    Net cash used in operating activities        $(7,497,651)    $(564,382)
    Net cash used in investing activities        $(8,494,028)    $(367,220)
    Net cash provided by financing activities    $ 4,219,493     $ 378,392
                                                 ===========     =========

-------------------
(1) Earnings (loss) before interest, taxes, depreciation, amortization, nonrecurring items, and other income (expense) or "EBITDA" (as defined), is a commonly used measure of performance in the telecommunications industry. As used herein, EBITDA is not intended as either a substitute or replacement for operating income (as presented according to generally accepted accounting principles ("GAAP") ), as a measure of financial results of operations or for cash flows from operations (as presented according to GAAP).

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

In May 1997, the Company began an internal analysis of first quarter escalating line costs, which management initially believed were attributable to programming errors related to its billing software procedures. Upon further review and analysis by the Company and its professional advisors, the determination was made that the escalation in line costs was due to network inefficiencies and not related to unbilled and unbillable revenue to any significant extent. Accordingly, the $522,141 previously reported as "Nonrecurring unbillable revenue costs" has been reclassified as cost of revenues.

In connection with its analysis, management strived to identify and correct the inefficiencies in the Company's network and implemented corrective measures. However, to date, management has not completed its line cost analysis and may implement further corrective measures if other inefficiencies are identified. While management of the Company currently believes that the Company's gross profit margins will be positively impacted somewhat during the third quarter from such analysis and corrections, there can be no assurance that such measures will result in any significant positive impact.

Gross profit on retail revenues increased by $264,408 from $2,663,190 for the three months ended March 31, 1996 to $2,927,598 for the same quarter in 1997. The gross profit margin on these retail revenues decreased by 7% from 38% for the three months ended March 31, 1996 to 31% for the three months ended March 31, 1997 due to network inefficiencies.

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

Gross profit on total revenues increased by $405,445 from $2,682,078 for the three months ended March 31, 1996 to $3,087,523 for the same quarter in 1997. The overall gross profit margin decreased by 14% from 38% for the three months ended March 31, 1996 to 24% for the three months ended March 31, 1997. The overall decline in gross profit margin is due to the lower margin wholesale revenue acquired in the Addtel acquisition and the network inefficiencies previously discussed.

General and administrative expense increased by $1,101,840 from $2,248,100 for the three months ended March 31, 1996 to $3,349,940 for the same quarter in 1997, and as a percentage of revenue, decreased from 32% in 1996 to 26% in 1997. The increase in total general and administrative expense is primarily attributable to the Addtel acquisition. The full impact of general and administrative expense reductions from the continuing integration of Addtel will not be realized until this process is completed, which is currently expected to occur during the third quarter. The decrease as a percentage of revenues reflects management's continued focus on cost containment.

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

EBITDA (loss) decreased by $758,678 from a positive $433,977 for the three months ended March 31, 1996 to a negative $324,700 for the same quarter in 1997. EBITDA (loss) was negatively impacted by lower gross profit margins and by the increase in general and administrative expenses.

During the three months ended March 31, 1997, the Company incurred a $1,097,780 nonrecurring integration charge to operations comprised of (i) $197,600 for discontinuing the Company's international call back product line and (ii) $900,180 for integration of the Addtel acquisition from 1996.

The $197,600 charge for discontinuing the Company's international call back product line is principally comprised of employee associated costs and settlements. The $900,180 charge for integration of the Addtel acquisition is principally comprised of costs associated with excess and duplicate personnel reductions. The integration of Addtel is currently expected to be completed during the third quarter.

The Company incurred a loss from operations before other income (expense) of $101,966 for the three months ended March 31, 1996 versus a loss from continuing operations before other income (expense) of $2,562,994 for the same quarter in 1997. This increase was primarily attributable to the lower gross profit margins, increased general and administrative and depreciation and amortization expense, and the nonrecurring charges.

The Company had net other expense of $330,164 for the three months ended March 31, 1996 compared to other net expense of $769,582 for the same quarter in 1997. This increase was primarily due to an increase in interest expense from $345,267 to $789,782 related to the offering of the Company's 10% Convertible Notes due 2006 in August 1996 (the "Notes").

The Company incurred a net loss of $432,130 for the three months ended March 31, 1996 as compared to a net loss of $3,332,576 for the same quarter in 1997.
This increase is primarily attributable to the lower gross profit margins, the nonrecurring charges, increased general and administrative expenses and depreciation and amortization and increased interest expense incurred in connection with the Notes.

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

In order to improve the Company's working capital position and help mitigate shortfalls, the Company reached an oral agreement with Greyrock to expand the borrowing base of eligible accounts receivable to include both unbilled and billed receivables. Although loan balances fluctuate daily based on the amounts of accounts receivable and collection, the Company has generally reached the maximum borrowing amount available based on the calculation of eligible amounts receivable.

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

Management believes an additional factor negatively impacting cash flow during the second and third quarters of 1997 will be the various network inefficiencies previously discussed.

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

The Company is required to continue to accrue or pay annual dividends in cash or in kind on the Company's Series A Cumulative Convertible Preferred Stock of $129,600 on July 31, 1997.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On February 4, 1997, the parties reached a settlement with respect to the lawsuit filed in the 101st Judicial District Court for Dallas County, Texas, Cause No. 95-07136-E (SILVIO AVYAM V. SA HOLDINGS, INC. AND NORTH AMERICAN TELECOMMUNICATIONS CORPORATION), the terms of which are not material to the Company. As part of such settlement, the lawsuit in Dallas was dismissed on June 10, 1997 and the criminal complaint filed by Mr. Avyam in Guatemala City, Guatemala against NATC, the Company's former President and Chief Operating Officer and two other NATC employees is in the process of being dismissed.

The Company filed suit on January 23, 1996 against Dickinson & Co., an investment banking firm ("Dickinson"), its parent, Dickinson Holding Corp. and Polish Telephone and Microwave Corporation ("PTMC") in the 298th Judicial District Court for Dallas County, Texas, Cause No. 96-00768-M (SA TELECOMMUNICATIONS, INC. F/K/A SA HOLDINGS V. DICKINSON CO. & DICKINSON HOLDINGS CORP. AND POLISH TELEPHONE AND MICROWAVE CORPORATION). The Company has alleged, among other claims, that Dickinson intentionally and willfully breached its fiduciary duty to the Company under its financial consulting agreement with the Company and that it interfered with the business relationship between the Company and PTMC in conspiracy with the other two defendants. The Company is seeking an unspecified amount of actual and exemplary damages and recovery of attorneys fees. The matter is presently being rescheduled for trial.

On December 19, 1996, a suit was filed in the Circuit Court of the 20th Judicial Circuit, St. Clair County, Illinois (THE PEOPLE OF THE STATE OF ILLINOIS VS. LONG DISTANCE NETWORK, INC.), Cause No. 96CH394. This is a suit by the Attorney General of the State of Illinois against LDN alleging violations of Sections 2 and 2DD of the Illinois Consumer Fraud and Deceptive Business Practices Act ("Consumer Fraud Act") arising out of LDN's use of an independent agent to solicit long distance customers through the use of the agent's sweepstakes promotion. The suit states that the Attorney General has received approximately 26 consumer complaints through December 1996 and basically alleges that Illinois consumers have had their chosen long distance carrier switched without valid authorization (through misrepresentation and/or forgery), and that the sweepstakes promotion constituted an illegal lottery. Plaintiff is seeking among other remedies: (1) findings that LDN has violated such sections of the Consumer Fraud Act and assessing a civil penalty in the amount of up to $50,000 per violation if the court finds LDN engaged in such acts with intent to defraud, and if without intent to defraud, a single penalty of up to $50,000, (2) a permanent injunction against such acts and such sweepstakes promotion, (3) a declaration that all contracts entered into between LDN and Illinois consumers as a result of such acts be rescinded, (4) full restitution to all Illinois consumers who paid for telephone charges billed by or on behalf of LDN as a result of such actions and cancellation of any related charges assessed against Illinois residents, and (5) costs of prosecution and investigation. The parties have entered into a stipulation extending the time for LDN's answer in such suit while the parties are engaged in negotiations aimed at resolving these matters. A case management conference is currently scheduled on August 26, 1997.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------

10.1          Third Amendment to Employment Contract between Jack W. Matz, Jr.
              and SA Telecommunications, Inc.*
10.2 Second Amendment to Employment Contract between Paul R. Miller and SA Telecommunications, Inc.*
10.3          Letter dated May 20, 1997 from Jack W. Matz, Jr. and Paul R.
              Miller to the Compensation Committee of the Board of Directors of SA Telecommunications, Inc.*
27.1          Financial Data Schedule**

-------------------
*  Filed previously
** Filed herewith

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

The Company filed on July 7, 1997 a Current Report on Form 8-K dated July 3, 1997 announcing the replacement of the Company's President and Chief Operating Officer. No financial statements were filed.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Date: July 8, 1997                 SA TELECOMMUNICATIONS, INC.


                                   By:     /s/  JOHN H. NUGENT
                                       ---------------------------------
                                       John H. Nugent
                                       President and Chief Operating Officer

                                   By:     /s/  J. DAVID DARNELL
                                       ---------------------------------
                                       J. David Darnell
                                       Vice President-Finance and Chief
                                       Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------

10.1          Third Amendment to Employment Contract between Jack W. Matz, Jr.
              and SA Telecommunications, Inc.*
10.2 Second Amendment to Employment Contract between Paul R. Miller and SA Telecommunications, Inc.*
10.3          Letter dated May 20, 1997 from Jack W. Matz, Jr. and Paul R.
              Miller to the Compensation Committee of the Board of Directors of SA Telecommunications, Inc.*
27.1          Financial Data Schedule**

-------------------
*  Filed previously
** Filed herewith