Form 10QSB
period 1997-06-30
SA TELECOMMUNICATIONS INC /DE/
filed 1997-08-19
CIK 845414

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to        .
                                    -------    -------

     Commission File Number      0-18048
                            ------------------

                   SA Telecommunications, Inc.
            ----------------------------------------
              (Exact name of small business issuer
                  as specified in its charter)

            Delaware                        75-2258519
---------------------------------       -------------------
  State or other jurisdiction               IRS Employer
of incorporation or organization)       Identification Number


               1600 Promenade Center, 15th Floor,
                           Richardson, Texas   75080
-----------------------------------------------------------------
            (Address of principal executive offices)

                         (972) 690-5888
-----------------------------------------------------------------
                   (Issuer's telephone number)

                               N/A
-----------------------------------------------------------------
       Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

There were 15,668,885 shares of the registrant's common stock outstanding as of August 13, 1997.

Transitional Small Business Disclosure Format (Check One:)
Yes         No   X
    -----      -----

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                              INDEX


Part I.  Financial Information                             Page
                                                         --------

     Item 1 - Financial Statements

        Consolidated Balance Sheets                         1-2

        Consolidated Statements of Operations               3

        Consolidated Statements of  Shareholders'
           Equity (Deficit)                                 4

        Consolidated Statements of Cash Flows               5

        Notes to Consolidated Financial Statements          6-9

     Item 2. - Management's Discussion and Analysis
               or Plan of Operation                         10-20

Part II.  Other Information


     Item 1. - Legal Proceedings                            20

     Item 2. - Changes in Securities                        21

     Item 4. - Submission of Matters to a Vote
                   of Security Holders                      22

     Item 6. - Exhibits and Reports on Form 8-K             22

Part I.  Financial Information

Item 1. Financial Statements

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                             ASSETS
                             ------


                                                                               June 30,         December 31,
                                                                                1997                1996
                                                                           --------------      -------------
Current assets
   Cash and cash equivalents                                               $            -      $  14,360,466
   Accounts and notes receivable:
      Trade, net of allowance for doubtful accounts
         of $3,068,826 and $2,796,946, respectively                            5,239,091           7,035,710
      Other, net of allowance for doubtful
         accounts of $0 and $31,479, respectively                                536,646           1,481,072
   Inventory                                                                     136,875             136,875
   Prepaid expenses and other                                                    559,495             594,081
                                                                           -------------       -------------
      Total current assets                                                     6,472,107          23,608,204
                                                                           --------------      -------------

Property and equipment                                                        12,759,174          10,054,937
Less accumulated depreciation and amortization                                (2,133,295)         (1,380,307)
                                                                           -------------       -------------

   Net property and equipment                                                 10,625,879           8,674,630
                                                                           --------------      -------------
Excess of cost over net assets acquired, net of accumulated amortization
     of $3,759,603 and $2,591,529, respectively                               26,121,727          27,902,634
                                                                           -------------       -------------
Other assets
    Debt issuance cost, net                                                    2,170,086           2,083,843
    Other                                                                        348,794             409,758
                                                                           -------------       --------------
    Total other assets                                                         2,518,880           2,493,601
                                                                           -------------       -------------
          Total assets                                                     $  45,738,593       $  62,679,069
                                                                           =============       =============


                          - Continued -

           The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS - Continued
                           (Unaudited)

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------


                                                                        June 30,     December 31,
                                                                          1997           1996
                                                                      ------------   ------------
Current liabilities
   Cash overdraft                                                     $    209,512   $          -
   Accounts payable                                                      1,002,153      2,023,955
   Accrued telecommunications expenses                                   6,121,642     11,360,002
   Other accrued expenses                                                2,307,526      2,382,504
   Acquisition obligation                                                  791,702      9,500,000
   Revolving line of credit                                              3,979,505              -
   Short-term notes payable                                                      -        782,239
   Current maturities of long-term obligations                             921,545        570,859
                                                                      ------------   ------------
      Total current liabilities                                         15,333,585     26,619,559
                                                                      ------------   ------------
Long-term obligations, less current maturities                          32,938,808     28,477,903
                                                                      ------------   ------------
Commitments and contingencies

Series A redeemable preferred stock, $.00001 par value,
250,000 shares authorized; 180,000 shares issued                         1,370,725      1,330,303
                                                                      ------------   ------------
Shareholders' equity (deficit):
   Common stock, $.0001 par value, 50,000,000 shares
      authorized; 16,866,353 and 16,858,053 issued, respectively             1,687          1,686
   Additional paid-in capital                                           26,407,406     26,402,671
   Retained deficit                                                    (26,459,603)   (16,299,038)
   Treasury stock (1,197,518 shares) at cost                            (3,854,015)    (3,854,015)
                                                                      ------------   ------------
      Total shareholders' equity (deficit)                              (3,904,525)     6,251,304
                                                                      -------------  ------------
Total liabilities and shareholders' equity                            $ 45,738,593   $ 62,679,069
                                                                      ============   ============

           The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                               For the three months            For the six months
                                                                  ended June 30,                 ended June 30,
                                                            ---------------------------   ---------------------------
                                                                1997           1996           1997           1996
                                                            ------------   ------------   ------------   ------------
Telecommunications revenues:
   Retail                                                   $  9,327,083   $  7,184,746   $ 18,706,741   $ 14,117,696
   Wholesale                                                   2,066,669         25,808      5,802,282        120,249
                                                            ------------   ------------   ------------   ------------
      Total telecommunications revenues                       11,393,752      7,210,554     24,509,023     14,237,945

Cost of revenues:
   Retail                                                      8,797,626      3,923,747     15,249,686      8,193,507
   Wholesale                                                   2,177,374         20,698      5,753,062         96,251
                                                            ------------   ------------   ------------   ------------
      Total cost of revenues                                  10,975,000      3,944,445     21,002,748      8,289,758
                                                            ------------   ------------   ------------   ------------

Gross profit                                                     418,752      3,266,109      3,506,275      5,948,187
                                                            -------------  ------------   ------------   ------------

Operating expenses:
   General and administrative                                  4,433,508      2,450,747      7,783,448      4,698,847
   Depreciation and amortization                               1,163,548        411,872      2,366,345        947,816
   Nonrecurring integration costs                                736,025              -      1,833,805              -
                                                            ------------   ------------   ------------   ------------

      Total operating expenses                                 6,333,081      2,862,619     11,983,598      5,646,663
                                                            ------------   ------------   ------------   ------------
Income (loss) from operations before other income (expense)
  and extraordinary item                                      (5,914,329)       403,490     (8,477,323)       301,524

Other income (expense):
   Interest expense                                             (920,528)      (348,593)    (1,710,310)      (693,860)
   Other, net                                                    107,290         32,487        127,490         47,590
                                                            ------------   ------------   ------------   ------------
      Total other income (expense)                              (813,238)      (316,106)    (1,582,820)      (646,270)
                                                            ------------   ------------   ------------   ------------
Income (loss) before extraordinary item                       (6,727,567)        87,384    (10,060,143)      (344,746)
                                                            ------------   ------------   ------------   ------------

Extraordinary item - gain on extinguishment of debt                    -      2,149,191              -      2,149,191
                                                            ------------   ------------   ------------   ------------
Net income (loss)                                             (6,727,567)     2,236,575    (10,060,143)     1,804,445
Preferred dividend requirements, including accretion             (50,211)       (72,713)      (100,422)      (147,922)
                                                            ------------   ------------   ------------   ------------
Net income (loss) applicable to common shareholders         $ (6,777,778)  $  2,163,862   $(10,160,565)  $  1,656,523
                                                            ============   ============   ============   ============

Income (loss) per common share and common share equivalent:
   Continuing operations                                    $      (0.43)  $       0.01   $      (0.64)  $      (0.02)
   Extraordinary item                                                  -           0.11              -           0.12
                                                            ------------   ------------   ------------   ------------
   Net income (loss) per share                              $      (0.43)  $       0.12   $      (0.64)  $       0.10
                                                            ============   ============   ============   ============
   Net income (loss) per share applicable to common
   shareholders                                             $      (0.43)  $       0.12   $      (0.65)  $       0.10
                                                            ============   ============   ============   ============
Weighted average number of common share & common share
equivalent outstanding                                        15,668,835     18,556,471     15,667,322     17,285,266
                                                            ============   ============   ============   ============
Income (loss) per common share - assuming full dilution:
   Continuing operations                                                   $       0.01                  $      (0.02)
   Extraordinary item                                                              0.10                          0.11
                                                                           ------------                  ------------
   Net income per share                                                    $       0.11                  $       0.09
                                                                           ============                  ============
   Net income per share applicable to common shareholders                  $       0.11                  $       0.09
                                                                           ============                  ============
Weighted average number of common shares outstanding -
assuming full dilution                                                       20,493,575                    19,022,802
                                                                           ============                  ============


           The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                           (Unaudited)


                                        Series B                             Additional
                                    Preferred Stock       Common Stock        paid-in       Retained      Treasury
                                   Shares      Amount    Shares    Amount     capital       deficit        Stock          Total
                                   -------   --------- ----------  -------  -----------   ------------   ----------    ----------
Balances at December 31, 1995      125,000   $ 575,280 13,462,120  $ 1,346  $20,855,099   $(11,996,179)  $ (456,601)   $8,978,945
Private placements of common stock       -           -    251,700       25      369,975              -            -       370,000
Issuance of common stock for:
   Exercise of options                   -           -    347,836       35      137,004              -            -       137,039
   Exercise of warrants                  -           -  1,090,000      109    1,362,391              -            -     1,362,500
   Conversion of debt                    -           -    267,856       27      449,973              -            -       450,000
   Other                                 -           -    236,612       24      376,875              -            -       376,899
Issuance of common stock for
   acquisition of USC securities  (125,000)   (575,280)   843,023       84    1,613,230              -            -     1,038,034
Issuance of warrants                     -           -          -        -      368,927              -            -       368,927
Preferred dividend requirements,
    including accretion                  -           -          -        -            -       (147,922)           -      (147,922)
Net income for the period                -           -          -        -            -      1,804,445            -     1,804,445
                                  --------   --------- ----------  -------   ----------   ------------     --------   -----------
Balances at June 30, 1996                -   $       - 16,499,147  $ 1,650  $25,533,474   $(10,339,656)  $  (456,601) $14,738,867
                                  ========   ========= ==========  =======  ===========   ============   ==========   ===========

Balances at December 31, 1996            -   $       - 16,858,053  $ 1,686  $26,402,671    (16,299,038)  $(3,854,015) $ 6,251,304

Issuance of common stock for
  exercise of options                    -           -      8,300        1        4,375              -             -        4,376

Preferred dividend requirements,
  including accretion                    -           -          -        -            -       (100,422)            -     (100,422)
 Net loss for the period                 -           -          -        -            -    (10,060,143)            -  (10,060,143)
                                  --------   --------- ----------  -------  -----------   ------------   -----------  -----------
Balances at June 30, 1997                -   $       - 16,866,353  $ 1,687  $26,407,406   $(26,459,603)  $(3,854,015) $(3,904,525)
                                  ========   ========= ==========  =======  ===========   ============   ===========  ===========


           The accompanying notes are an integral part of these consolidated financial statements.

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                                     For the six months
                                                                        ended June 30,
                                                                 ---------------------------
                                                                     1997           1996
                                                                 ------------   ------------
Cash flows from operating activities:
   Net income (loss)                                             $(10,060,143)  $  1,804,445
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Extraordinary item - gain on early extinguishment of debt             -     (2,149,191)
      Depreciation and amortization                                 2,366,345        947,816
      Provision for losses on accounts receivable                   1,351,718        400,063
      (Increase) decrease in:
         Accounts and notes receivable                              1,389,327     (1,043,584)
         Prepaid expenses and other                                   (56,145)      (116,138)
         Other assets                                                 (23,002)      (590,321)
    Increase (decrease) in
         Accounts payable and accrued expenses                     (6,185,629)       403,995
                                                                 ------------   ------------

Net cash used in operating activities                             (11,217,529)      (342,915)
                                                                 ------------   ------------
Cash flows from investing activities:
   Additions to property and equipment                               (897,239)    (1,534,857)
   Additional cost of FCLD purchase                                    (1,061)             -
   Additional cost of Addtel purchase                                 (94,403)             -
   Acquisition obligation - Addtel                                 (8,000,000)             -
   Sale of assets                                                      71,583              -
                                                                 ------------   ------------

   Net cash used in investing activities                           (8,921,120)    (1,534,857)
                                                                 ------------   ------------

Cash flows from financing activities:
   Borrowings                                                       3,230,000      2,000,000
   Revolving line of credit                                         3,979,505              -
   Proceeds from exercise of warrants                                       -      1,359,149
   Proceeds from exercise of options                                    4,736        200,380
   Principal payments on long-term obligations                     (1,231,341)      (549,391)
   Debt issuance cost                                                (204,717)             -
                                                                 ------------   ------------
Net cash provided by financing activities                           5,778,183      3,010,138
                                                                 ------------   ------------
Increase (decrease) in cash and equivalents                       (14,360,466)     1,132,366

Cash at beginning of period                                        14,360,466        823,738
                                                                 ------------   ------------

Cash and equivalents at end of period                            $          -   $  1,956,104
                                                                 ============   ============



           The accompanying notes are an integral part of these consolidated financial statements.

          SA  TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim consolidated financial statements are those of SA Telecommunications, Inc. and subsidiaries (the "Company"). These interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-KSB/A. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of a normal recurring nature) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for interim periods. The current period consolidated results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1997.

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

     The agreements regarding the line of credit contain covenants which, among other matters, limit the ability of the Company and its subsidiaries to take the following actions without the consent of Greyrock: (1) merge, consolidate and acquire or sell assets, (2) incur indebtedness outside the ordinary course of business which would have a material adverse effect on the Company and its subsidiaries taken as a whole or on the prospect of repayment of the obligations under the line of credit, (3) pay dividends other than stock dividends and certain dividends with respect to the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), and (4) redeem, purchase or acquire its capital stock.

     Outstanding borrowings under the revolving line of credit at June 30, 1997 were $3,979,505.

          SA  TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           (Unaudited)

NOTE C - STOCK OPTIONS

     On April 8, 1997, the Board of Directors granted options under the 1994 Employee Stock Option Plan to purchase up to 275,000 shares of the Company's Common Stock to employees at a price of $1.53 per share (market value of the Common Stock on the date of grant) and 150,000 shares of Common Stock at a price of $1.69 (110% of market value of the Common Stock on date of grant). After a six-month waiting period, the shares acquired upon exercise may not be sold earlier than periods varying from eighteen to thirty months.

     On May 30, 1997, pursuant to the terms of the 1994 Non-Employee Directors Plan, options were automatically granted to purchase up to 110,000 shares of the Company's Common Stock to non-employee directors at a price of $.81 per share (market value on the date of grant). After a six-month waiting period, the shares acquired upon exercise may not be sold earlier than eighteen months.

NOTE D - LONG TERM OBLIGATIONS

     On March 25, 1997, the Company completed a private placement of a $3,800,000 10% Convertible Debenture due 2006 (the
     "March Debenture") for a net of $3,230,000 on terms substantially identical to the terms of the Company's 10%
     Convertible Notes due 2006 (the "Notes").

NOTE E - NONRECURRING CHARGES

     The Company incurred an aggregate of $1,833,805 in nonrecurring integration charges in the first six months of 1997 comprised of two components. The first component is $450,578 principally in employee associated costs and settlements on discontinuance of the Company's international call back product line. For the six months ended June 30, 1997, revenues and cost of revenues attributable to the Company's discontinued international product line were $891,285 and $814,026, respectively. While such amounts are also nonrecurring, they have not been separately identified as nonrecurring in the statement of operations. The second component is $1,383,227 principally comprised of costs associated with excess and duplicate personnel reductions to be eliminated in the integration of the Addtel acquisition.

NOTE F - EARNINGS (LOSS) PER SHARE

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

       SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES NOTES
        TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           (Unaudited)


                                        For the Three Months     For the Six Months
                                           Ended June 30,          Ended June 30,
                                               1996                          1996
                                        --------------------     ------------------
Primary:
     Average Shares Outstanding              15,689,431               15,397,430
     Stock Options                            3,540,249                3,242,197
     Stock Warrants                           2,572,606                1,799,097
                                             ----------               ----------
          Total                              21,802,286               20,438,724
     Less: Shares purchased under
           the Treasury Stock Method         (3,245,815)              (3,153,457)
                                             ----------               ----------
                                             18,556,471               17,285,267
                                             ==========               ==========

Full Dilution:
     Average Shares Outstanding              15,689,431               15,459,243
     Stock Options                            3,540,249                3,242,197
     Stock Warrants                           2,572,606                1,799,097
     Convertible Debentures                     603,768                  342,386
     Series A - Preferred Stock               1,333,336                1,333,336
                                             ----------               ----------

          Total                              23,739,390               22,176,259
     Less: Shares purchased under
           the Treasury Stock Method         (3,245,815)              (3,153,457)
                                             ----------               ----------
                                             20,493,575               19,022,802
                                             ==========               ==========

NOTE G - SUBSEQUENT EVENTS

     On July 29, 1997, the Company began the implementation of a restructuring plan to more closely align the Company's expense levels with revenues. The restructuring plan involved all areas of the Company and included a reduction in force and reconfiguration of the Company's network coupled with the closing of substantially all of the Company's outlying sales offices in leased office locations. Specifically, the Company terminated approximately 17% of the employees across a broad spectrum of job classifications.

     On August 13, 1997, the Company completed a private placement of a $5,000,000 10% Convertible Debenture due 2006 (the "August Debenture") for a net of $3,300,000 and amended the March Debenture by the attachment of an allonge (the "Amended March Debenture"). The terms of the August
     Debenture and the Amended March Debenture (the "Debentures") are substantially identical to the Notes. The initial conversion price of the Debentures is $1.50 per share, in each case, as subject to adjustment and such the conversion price under the Debentures is subject to adjustment upon issuances of Common Stock or derivative securities convertible, exchangeable or exercisable into Common Stock to certain persons at prices below the initial conversion price of the Debentures.

     On August 15, 1997, an indirect subsidiary of the Company conducting international call back business in Ecuador completed a sale of substantially all of the assets of such business to Globalcommunications, S.A. ("Globalcom"). The purchase price for the assets was a formula consisting on an aggregate amount equal to the sum of each Monthly Revenue Percentage Amount (as defined) for the forty-two calendar months following the closing date, but in no event

       SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES NOTES
        TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           (Unaudited)

greater than $900,000.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION OR PLAN OF OPERATION

The following is a discussion of the consolidated financial conditions and results of operations of the Company for the three month and six month periods ended June 30, 1997 and 1996. It should be read in conjunction with the Company's latest annual report on Form 10-KSB/A.

General
-------

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

The Company entered the telecommunications business in 1991 through the acquisition of North American Telecommunications Corporation ("NATC"), a telecommunications provider offering international call back long distance service to foreign customers. In 1994 and 1995, the Company acquired two Texas-based switchless resellers, Long Distance Network, Inc. ("LDN") of Dallas, Texas and U.S. Communications, Inc. ("USC") of Levelland, Texas. During 1996, the Company purchased substantially all of the assets of First Choice Long Distance, Inc. ("FCLD"), a switched reseller of long distance telephone services located in Amarillo, Texas. In addition, effective in 1996, the Company acquired the assets of Economy Communications, Inc. ("Economy"), a switchless reseller of long distance telephone services located in McKinney, Texas, acquired Uniquest Communications, Inc. ("Uniquest"), a company engaged in third party customer verification services and outbound telemarketing, and purchased all of the stock of AddTel Communications, Inc. ("Addtel"), a switchless reseller of long distance services based in Glendale, California. The growth of the Company's customer base has been largely the result of these acquisitions.

Also, during 1995 and 1996, the Company purchased and installed switches in Dallas, Texas and Phoenix, Arizona and added leased transmission facilities between these switches and the operator switch acquired in the USC acquisition. The Company expanded its network through the acquisition of switching equipment in Amarillo and Lubbock in connection with the FCLD acquisition. During the second quarter of 1997, the Company upgraded and moved the Amarillo switch to Los Angeles, California, and during the third quarter the Company currently plans to make the switch operational and add leased transmission facilities between this switch and its other switches.

The Company markets its services in areas in the west, southwest and south central United States served by its network primarily under the "USC," "USI," "First Choice Long Distance," "Southwest Long Distance Network," and "Addtel" trade names. The Company currently anticipates future growth will primarily result from sales and marketing efforts of its direct sales force, telemarketing, agent sales and mass marketing sales.

Results of Operations
---------------------

The following table sets forth certain items in the Company's
Consolidated Statements of Operations as a percentage of its operating revenues for the three and six month periods ended June
30, 1997 and 1996.


                                                   For the three        For the six
                                                    months ended        months ended
                                                      June 30,            June 30,
                                                  ---------------     ---------------
                                                  1997      1996      1997      1996
                                                  -----     -----     -----     -----
Revenue                                            100%      100%      100%      100%
Cost of revenue                                     96        55        86        58
                                                  -----     -----     -----     -----
Gross profit                                         4        45        14        42
Operating expenses:
   General and administrative                       39        34        32        33
   Depreciation and amortization                    10         6        10         7
   Nonrecurring integration costs                    7         -         7         -
                                                  -----     -----     -----     -----
Income (loss) from continuing operations           (52)        5       (35)        2
Other income (expense)                              (7)       (4)       (6)       (4)
Extraordinary gain on extinguishment of debt         -        30         -        15
                                                  -----     -----     -----     -----
Net income (loss)                                  (59)%      31%      (41)%      13%
                                                  =====     =====     =====     =====

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE
30, 1996

Revenues increased by $4,183,198, or 58%, from $7,210,554 for the three months ended June 30, 1996 to $11,393,752 for the three months ended June 30, 1997. Revenue minutes increased approximately 32,000,000 or 97% from approximately 33,000,000 during the three months ended June 30, 1996 to approximately 65,000,000 for the same three month period in 1997. The Addtel acquisition contributed $3,055,098 in retail revenue and $2,032,008 in wholesale revenue, and the FCLD acquisition contributed $449,551 in retail revenue. The Company's marketing strategy continues to be the aggressive marketing of its "1+" services, which have a higher gross profit margin, and the de-emphasizing of operator services and wholesale business which are less profitable product lines.

Gross profit on retail revenues decreased by $2,731,542 from $3,260,999 for the three months ended June 30, 1996 to $529,457 for the same quarter in 1997. The gross profit margin on these revenues decreased by 39% from 45% for the three months ended June 30, 1996 to 6% for the three months ended June 30, 1997. This decrease was primarily attributable to approximately $2,145,000 of network inefficiencies and approximately
$1,700,000 due to the revaluation and adjustment of certain transmission and access charges which the Company previously believed were overbilled by their long line transmission carriers and several local exchange carriers. Such network inefficiencies include, without limitation, routing problems, improved leased cost and elimination of excess capacity.

Gross profit on wholesale revenue decreased by $115,815 from $5,110 for the three months ended June 30, 1996 to a negative $110,705 for the same quarter in 1997. The gross profit margin on these wholesale revenues decreased by 25% from 20% for the three months ended June 30, 1996 to a negative 5% for the three months ended June 30, 1997 due to the lower margins associated with the Addtel wholesale business and approximately $175,000 of credits granted to one wholesale customer during the second quarter of 1997.

The Company began phasing out the wholesale business obtained in the Addtel acquisition during the second quarter and expects the process to be completed during the third quarter of 1997. The wholesale business is substantially less profitable than the
retail business and bears a higher credit risk.   Addtel
wholesale revenues for the quarter ended June 30, 1997 were $2,032,008.

Gross profit on total revenues decreased by $2,847,357 from $3,266,109 for the three months ended June 30, 1996 to $418,752 for the same quarter in 1997. The overall gross profit margin decreased by 41% from 45% for the three months ended June 30,
1996 to 4% for the three months ended June 30, 1997.   The
overall decline in gross profit margin is due to the lower margin wholesale revenue acquired in the Addtel acquisition, network inefficiencies, and the reevaluation and adjustment of certain transmission and access charges which the Company previously believed were overbilled by their long line transmission carriers and several local exchange carriers.

General and administrative expense increased by $1,982,761 from $2,450,747 for the three months ended June 30, 1996 to $4,433,508 for the same quarter in 1997, and as a percentage of revenue, increased from 34% in 1996 to 39% in 1997. The increase in total general and administrative expense is primarily attributable to the Addtel acquisition. The full impact of general and administrative expense reductions from the continuing integration of Addtel will not be realized until this process is completed, which is currently expected to occur during the fourth quarter. The increase as a percentage of revenues is primarily attributable to bad debts of approximately $409,000 predominately related to one retail customer.

Depreciation and amortization expense increased by $751,676 from $411,872 for the three months ended June 30, 1996 to $1,163,548 for the same quarter in 1997, and, as a percentage of revenues, increased from 6% in 1996 to 10% in 1997. This increase resulted from higher depreciation and amortization charges arising from the acquisitions of Addtel and FCLD, increased depreciation from the acquisition of switching and other network equipment, and amortization of debt issuance cost related to the Notes issued in August 1996.

EBITDA (loss) decreased by $4,845,092 from $815,362 for the three months ended June 30,1996 to a negative

$4,029,730 for the same quarter in 1997. EBITDA (loss) was negatively impacted by lower gross profit margins and by the increase in general and administrative expenses.

During the three months ended June 30, 1997, the Company incurred a $736,025 nonrecurring integration charge to operations comprised of (i) $252,978 for discontinuing the Company's international call back product line and (ii) $483,047 for integration of the Addtel acquisition from 1996.

The $252,978 charge for discontinuing the Company's international call back product line is principally comprised of employee associated costs and bad debts. The $483,047 charge for integration of the Addtel acquisition is principally comprised of costs associated with excess and duplicate personnel reductions. The integration of Addtel is currently expected to be completed during the fourth quarter.

The Company had income from operations of $403,490 for the three months ended June 30, 1996 compared to a loss of $5,914,329 for the same quarter in 1997. This decrease was primarily attributable to lower gross profit margins, increased general and administrative and depreciation and amortization expenses, and nonrecurring charges.

The Company had net other expense of $316,106 for the three months ended June 30, 1996 compared to net other expense of $813,238 for the same quarter in 1997. This increase was primarily due to an increase in interest expense from $348,593 to $920,528 related to the offering of the Company's 10% Convertible Notes due 2006 in August 1996 (the "Notes") and the Company's 10% Convertible Debenture due 2006 issued in March 1997 (the "March Debenture").

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

The Company had net income of $2,236,575 for the three months ended June 30, 1996 as compared to a net loss of $6,727,567 for the same quarter in 1997. The net loss was primarily attributable to lower gross profit margins, the nonrecurring charges, increased general and administrative and depreciation and amortization expenses and increased interest expense incurred in connection with the Notes and March Debenture. The net income in 1996 was primarily attributable to the one time extraordinary gain on extinguishment of debt and improved profit margins on increased revenues.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30,
1996

Revenues increased $10,271,078, or 72%, from $14,237,945 for the six months ended June 30, 1996 to $24,509,023 for the six months
ended June 30, 1997.   Revenue minutes increased approximately
71,000,000 or 104% from approximately 68,000,000 during the six months ended June 30, 1996 to approximately 139,000,000 for the same six month period in 1997. The acquisition of Addtel contributed $6,270,118 in retail revenue and $5,221,078 in wholesale revenue, and the acquisition of FCLD contributed $1,027,330 in retail revenue. The Company's marketing strategy continues to be the aggressive marketing of its "1+" services, which have a higher gross profit margin, and the de-emphasizing of operator services and wholesale business which are less profitable product lines.

During the six months ended June 30, 1997, the Company incurred a $1,833,805 nonrecurring integration charge to operations comprised of (i) $450,578 for discontinuing the Company's international call back product line and (ii) $1,383,227 for integration of the Addtel acquisition from 1996.

The $450,578 charge for discontinuing the Company's international call back product line is principally comprised of employee associated costs and settlements and bad debts. The $1,383,227 charge for integration of the Addtel acquisition is principally comprised of costs associated with excess and duplicate personnel reductions. The integration of Addtel is currently expected to be completed during the fourth quarter.

In May 1997, the Company began an internal analysis of first quarter escalating line costs, which management initially believed were attributable to programming errors related to its billing software procedures. Upon further review and analysis by the Company and its professional advisors, the determination was made that the escalation in line costs was due to network inefficiencies and not related to unbilled and unbillable revenue to any significant extent. Accordingly, the $522,141 previously reported in the first quarter as "Nonrecurring unbillable revenue costs" was reclassified as cost of revenues.

In connection with its analysis, management of the Company has strived to identify and correct the inefficiencies in the Company's network and implemented certain corrective measures. However, to date, management has not completed its line cost analysis and may implement further corrective measures if other ineffiiencies are identified or the currentl identifed inefficiencies do not respond to the measures currently in place. While management of the Company currently believes that the Company's gross profit margins will be positively impacted somewhat during the third quarter by such corrections as well as the Company's reduction in force instituted July 29, 1997, there can be no assurance that such measures will result in any positive impact to the Company's short or long term financial position. Futhermore, no assurances can be given that the Company will identify all or any of the perceived inefficiencies or that if identified, the Company will be able to construct or implement adequate cirrective measures.

Gross profit on retail revenues decreased by $2,467,134 from $5,924,189 for the six months ended June 30, 1996 to $3,457,055 for the same period in 1997. The gross profit margin on these retain revenues decreased by 24% from 42% for the six months ended June 30, 1996 to 18% for the six months ended June 30, 1997. This decrease was primarily attributable to approximately $2,993,000 of network inefficiencies and the reevaluation and adjustment of certain transmission and approximately $1,700,000 due toand access charges which the Company previously believed were overbilled by their long line transmission carriers and several local exchange carriers. Such network inefficiencies include, without limitation, routing problems, improved lease cost, carrier routings and elimination of excess capacity.

Gross profit on wholesale revenues increased by $25,222 from $23,998 for the six months ended June 30, 1996 to $49,220 for the same period in 1997. The gross profit margin on these wholesale revenues decreased by 19% from 20% for the six months ended June 30, 1996 to 1% for the six months ended June 30, 1997 due to the lower margins associated with the Addtel wholesale business and approximately $175,000 of credits granted to one wholesale customer during the second
quarter of 1997.

Gross profit on total revenues decreased by $2,441,912 from $5,948,187 for the six months ended June 30, 1996 to $3,506,275 for the same period in 1997. The overall gross profit margin decreased by 28% from 42% for the six months ended June 30, 1996
to 14% for the six months ended June 30, 1997.   The overall
decline in gross profit margin is due to the lower margin wholesale revenue acquired in the Addtel acquisition, network inefficiencies, and the reevaluation and adjustment of certain transmission and access charges which the Company previously believed were overbilled by their long line transmission carriers and several local exchange carriers.

General and administrative expense increased by $3,084,601 from $4,698,847 for the six months ended June 30, 1996 to $7,783,448 for the same quarter in 1997, and as a percentage of revenue, decreased from 33% in 1996 to 32% in 1997. The increase in total general and administrative expense is primarily attributable to the Addtel acquisition. The full impact of the general and administrative expense reductions from the continuing integration of Addtel will not be realized until this process is completed, which is currently expected to occur during the fourth quarter. The decrease as a percentage of revenues is attributable to cost containment measures instituted in the first quarter offset by bad debts of approximately $409,000 predominately related to one retail customer.

Depreciation and amortization expense increased by $1,418,529 from $947,816 for the six months ended June 30, 1996 to $2,366,345 for the same quarter in 1997, and as a percentage of revenues, increased from 7% in 1996 to 10% in 1997. This increase resulted from higher depreciation and amortization charges arising from the acquisitions of FCLD and Addtel, increased depreciation from the acquisition of switching and other network equipment, and amortization of debt issuance cost related to the Notes issued in August 1996.

EBITDA (loss) decreased by $5,603,770 from a positive $1,249,340 for the six months ended June 30, 1996 to a negative $4,354,430 for the same period in 1997. EBITDA (loss) was negatively impacted by lower gross profit margins and by the increase in general and administrative expenses.

During the six months ended June 30, 1997, the Company incurred a $1,833,805 nonrecurring integration charge to operations comprised of (i) $450,578 for discontinuing the Company's international call back product line and (ii) $1,383,227 for integration of the Addtel acquisition from 1996.

The $450,578 charge for discontinuing the Company's international call back product line is principally comprised of employee associated costs and settlements and bad debts. The $1,383,227 charge for integration of the Addtel acquisition is principally comprised of costs associated with excess and duplicate personnel reductions. The integration of Addtel is currently expected to be completed during the fourth quarter.

The Company had income from operations of $301,524 for the six months ended June 30, 1996 versus a loss from operations of $8,477,323 for the same period in 1997. This decrease was primarily attributable to lower gross profit margins, increased general and administrative and depreciation and amortization expenses, and nonrecurring charges.

The Company had net other expense of $646,270 for the six months ended June 30, 1996 compared to the net other expense of $1,582,820 for the same period in 1997. This increase was primarily due to an increase in interest expense from $693,860 to $1,710,310 related to the offering of the Notes and the March
Debenture.

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

The Company had net income of $1,804,445 for the six months ended June 30, 1996 as compared to a net loss of $10,060,143 for the same period in 1997. The net loss was primarily attributable to lower gross profit margins, the nonrecurring charges, increased general and administrative and depreciation and amortization expenses and increased interest expense incurred in connection with the Notes and March Debenture. The net income was primarily attributable to the one time extraordinary gain on extinguishment of debt and improved profit margins on increased revenues.

Liquidity and Capital Resources
-------------------------------

On August 12, 1996, the Company completed a $27.2 million private placement of the Notes, which are generally convertible at any time prior to maturity at a conversion price of $2.55 per share, subject to adjustments in certain circumstances. The Notes are redeemable at the option of the Company in whole or in part at any time on or after August 15, 1999 at annual redemption prices starting at 107% of principal, plus accrued interest to the redemption date. Each holder of the Notes has the right to require the Company to repurchase the Notes in the event that all three of the following events occur: (i) the Company incurs certain indebtedness, (ii) the Pro-Forma Interest Coverage (as defined in the Indenture with respect to the Notes) is less than
2.0 to 1, and (iii) the average closing price of the Company's Common Stock is less than $2.00 per share for the preceding
twenty trading days (the "$2 Minimum Threshold").   Semi-annual
cash interest payments of $1.4 million will be due on the Notes during each February and August until August 2006.

The Company used the net proceeds received from the offering of the Notes of approximately $25.4 million after deducting estimated transaction related fees and expenses to (i) refinance existing bank debt to Norwest Bank Minnesota, N.A. of approximately $7 million, (ii) exercise the Company's option to purchase 843,023 shares of the Company's Common Stock from former USC shareholders for approximately $2.9 million, (iii) redeem or repurchase certain of the Company's outstanding debentures for $2.1 million, and (iv) approximately $13.4 million was utilized to effect the Addtel and FCLD acquisitions and for network expansion and working capital.

On January 9, 1997, the Company completed a line of credit arrangement with Greyrock Business Credit ("Greyrock"), a division of NationsCredit Commercial Corporation. The line of credit has maximum availability of $10 million, with borrowings based on 80% of eligible accounts receivable and inventory, other than receivables arising from telecommunications services rendered to customers which are billed to the customers by regional Bell operating company, a Bell operating company, a local exchange company, a credit card company, or a provider of local telephone services. The borrowings are secured by all of the assets of the Company and its subsidiaries and the stock of the Company's subsidiaries. The line of credit matures December 31, 1997 and automatically renews for successive additional one year terms unless either party elects to terminate by giving written notice to the other not less than 60 days prior to the next maturity date.

The borrowings bear interest at a floating rate of 2.5% above the reference rate of Bank of America NT & SA, provided that the interest rate is not less than 9% per annum. Interest is payable monthly and to the extent that accrued interest does not equal $10,000 per month, the Company is required to pay an unused line of credit fee of such difference. The initial borrowing by the Company under this facility aggregated $1.6 million principal amount on January 9, 1997, and as of June 30, 1997, the Company had $3,979,505 principal amount of indebtedness under such facility. Proceeds from this line were used to make the $1,382,667 interest payment on the Notes on February 15, 1997.

In order to improve the Company's working capital position and help mitigate shortfalls, the Company reached an agreement with Greyrock during the second quarter to expand the borrowing base of eligible accounts receivable to include both unbilled and billed receivables. Although loan balances fluctuate daily based on the amounts of accounts receivable and collection, the Company has generally reached the maximum borrowing amount available based on the new calculation of eligible amounts receivable.

The agreements regarding the line of credit contain covenants which, among other matters, limit the ability of the Company and its subsidiaries to take the following actions without the consent of Greyrock: (1) merge, consolidate and acquire or sell assets, (2) incur indebtedness outside the ordinary course of business which would have a material adverse effect on the Company and its subsidiaries taken as a whole or on the prospect of repayment of the obligations under the line of credit, (3) pay dividends other than stock dividends and certain dividends with respect to the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), and (4) redeem, purchase or acquire its capital stock.

On March 25, 1997, the Company completed a private placement of a $3.8 million principal amount of the March Debenture, and on August 13, 1997, the Company completed a private placement of a $5.0 million principal amount of the Company's 10% Convertible Debenture due 2006 (the "August Debenture"). In connection with the issuance of the August Debenture, the March Debenture was amended by the attachment of an allonge, and both the March Debenture, as amended and the August Debentures (the "Debentures") are initially convertible at any time prior to maturity at a conversion price of $1.50 per share, subject to adjustments in certain circumstances. Both the Debentures are redeemable at the option of the Company in whole or in part at any time on or after August 15, 1999 at annual redemption prices starting at 107% of principal, plus accrued interest to the redemption date. Each holder has the right to require the Company to purchase the Debentures in the event that all three of the following events occur: (i) the Company incurs certain indebtedness, (ii) the Pro-Forma Interest Coverage (as defined in the Debentures the same as such term is defined in the Indenture with respect to the Notes) is less than 2.0 to 1, and (iii) the $2 Minimum Threshold is not met.

The Company used approximately $1.5 million of the $3.2 million of net proceeds received from the sale of the March Debenture to reduce indebtedness outstanding from time to time under the Greyrock Facility, and used the remaining $1.7 million for working capital. The Company used approximately $1.5 million of the $3.3 million of net proceeds received from the sale of the August Debenture to make the August 15, 1997 interest payment on the Notes and the Debentures, and the Company plans to use the remainder for general corporate purposes, including the payment of past due invoices from creditors of the Company and its subsidiaries, including long line and local exchange carriers, and litigation settlements.

Since October 22, 1996, the $2 Minimum Threshold has not been met. Additionally, the Company's Pro Forma Interest Coverage remains less than 2.0 to 1. Therefore, if the Company incurs additional indebtedness (other than as permitted under the Indenture and the Debentures), then the holder of the Notes and the Debentures would have the right to require the Company to repurchase the Notes and the Debentures. Should holders of the Notes or the Debentures ever have the ability to cause the Company to repurchase the Notes or the Debentures, there can be no assurance that the Company would have sufficient liquidity to effect such repurchase. As of June 30, 1997, after taking into account the indebtedness represented by the August Debenture, the Company would have been able to incur approximately $6.2 million in additional indebtedness under the Indenture and the Debentures.
The Company presently anticipates entering into extended payment terms with one or more creditors which may involve promissory notes which would further reduce this amount.

The Company experienced negative cash flow from operating activities of $11,217,529 for the six months ended June 30, 1997 as compared to $342,915 for the like period in 1996. These negative cash flows include approximately $215,000 of claims for the six months ended June 30, 1997 and approximately $542,000 claims for the six months ended June 30, 1996, each related to amounts for transmission and access charges which the Company has paid but believes were overbilled by the Company's long line transmission carriers and several local exchange carriers. Total claims receivable at June 30, 1997 are approximately $215,000.
The Company has been and intends to continue to vigorously pursue settlement of these disputed charges by demanding cash repayment or credit against future billings. In addition, the Company has withheld approximately $1,047,000 on invoiced amounts from its long line carriers regarding on-going dispute over credit amounts.
Any failure of the Company to ultimately obtain such repayments or credit against future billings would have a material adverse effect on the Company's cash flow and results of operations.

In conjunction with the reevaluation of certain transmission and access charges which the Company previously believed were overbilled by their long line transmission carriers and local exchange carriers, the Company incurred a non-cash charge of approximately $1.2 million to cost of revenues during the second quarter of 1997.

The overall deterioration in cash flow used in operating activities is principally attributable to increased operating losses, the decrease in other accounts receivable due to the reevaluation of certain transmission and access charges which the Company previously believed were overbilled by their long line transmission carriers and several local exchange carriers, and the significant decrease in accounts payable and accrued expenses due to payment of contractual obligations with Addtel's line cost vendors. In order to have sufficient working capital for operations and to make semi-annual cash interest payments on the Notes and the Debentures of $1.8 million, the Company must expand its available borrowings under the Greyrock credit facility, obtain concessions in the amount and/or timing of vendor obligations, borrow other additional funds or sell debt or equity securities or a combination of the foregoing.

The Company began phasing out Addtel's wholesale business during the second quarter and expects the process to be completed during the third quarter of 1997. Management anticipates that this phase out will have an immaterial effect on the Company's overall gross profit margin. However, cash flow has been and will be negatively impacted during and after the phase out because wholesale accounts receivable are generally collected in 30 days after customer billing and related line costs are generally payable in 60 to 90 days from carrier invoice date.

Cash used in investing activities was $8,921,120 for the second quarter of 1997 versus $1,534,857 for the like quarter in 1996. Of the total in the second quarter of 1997, $8,000,000 was utilized in the acquisition of Addtel. $897,239 of the total during the first six months of 1997 versus $1,534,857 during the first six months of 1996 was attributable to expenditures for property and equipment primarily related to switching equipment and network associated costs.

Cash provided by financing activities was $5,778,183 during the first six months of 1997 versus $3,010,138 during the first six months of 1996. The majority of the increase in 1997 is attributable to the sale of the March Debenture in March 1997 and borrowings under the Greyrock facility.

On July 29, 1997 the Company began the implementation of a restructuring plan to more closely align the Company's expense levels with revenues. The restructuring plan involved all areas of the Company and included a reduction in force and reconfiguration of the Company's network coupled with the closing of substantially all of the Company's outlying sales offices in
leased office locations.   Specifically, the Company terminated
approximately 17% of the employees across a broad spectrum of job classifications. Management of the Company currently believes that general and administrative expenses and cost of revenues will be reduced from these actions beginning in the last month of the third quarter.

As of August 11, 1997, the Company entered into an agreement with the former shareholders of Addtel (the "Former Shareholders"), pursuant to which purchase price adjustments and indemnification claims adjustments were made to the $1.5 million portion of the initial $9.5 million purchase price for the Company's purchase of all the issued and outstanding capital stock of Addtel. Such adjustments resulted in such $1.5 million of the remaining purchase price being reduced to $792,000. Interest at the rate of 5.3% per annum will continue to accrue on such adjusted amount until paid. Management presently expects to negotiate extended payment terms which may result in a promissory note. Such promissory note would further reduce the availability of additional permitted indebtedness under the Notes and Debentures.

The Company has past due invoices from WorldCom, Inc. ("WorldCom"), MCI Communications, Inc. and other long line and local exchange carriers aggregating approximately $4.9 million as of August 15, 1997. As is standard in such contracts, such carriers have the right to terminate services to the Company for nonpayment upon the expiration of limited periods of time after written notice of termination. Management of the Company currently believes that termination by WorldCom, MCI and/or US West, which involve a total of approximately $4.1 million as of such date, would have a material adverse effect on the Company's operations.

Although management of the Company currently believes that cash flows generated from operations will improve with the full integration of Addtel, the reduction in expenses associated with the reduction in force and reconfiguration of the Company's telecommunications network as part of the restructuring plan, the Company's working capital is not sufficient to meet current obligations without an infusion of additional working capital and/or extensions of payments to creditors.

Semi-annual cash interest payments of approximately $1.8 million will be due on the Notes and Debentures each August 15, and February 15 beginning February 15, 1998 until August 15, 2006.
As of June 30, 1997, the Company's total consolidated liabilities (including the Notes, the March Debenture and the indebtedness outstanding under the Greyrock Facility on such date) was $48.3 million. At June 30, 1997, the Company's long term debt was $33.9 million, of which $.9 million was the current portion. Of such long term debt, $27,200,000 principal amount is attributable to the Notes and $3,800,000 principal amount is attributable to the March Debenture.

Previously, management of the Company believed that, among other sources of cash, additional debt was available to the Company to the extent that it was unable to develop one or more sources of cash flow prior to the date on which payments were due on its obligations. Management now believes that unless the Company's financial position improves, it will be difficult for the Company to borrow significant additional amounts in the future even though such amounts may constitute additional permitted indebtedness under the indenture with respect to the Notes and the Debentures. As of June 30, 1997, and taking into effect the issuance of the August Debenture, the Company would be entitled to incur approximately $6.2 million of such additional permitted indebtedness. Such amount does not include approximately $3.3 million which the Company presently owes to WorldCom for telecommunications services, for which the Company is negotiating with WorldCom to be paid in the form of a promissory note. As such, management of the Company believes that its ability to make cash interest payments on the Notes and the Debentures is becoming increasingly more dependent upon (i) improved financial performance of the Company, (ii) investing in companies or assets that will provide substantial cash flow, (iii) selling equity through public or private offerings or to strategic business partners willing to acquire an interest in the Company or its businesses, (iv) developing one or more sources of significant cash flow prior to the date on which cash interest obligations are due, including the sale, merger, consolidation of the Company and/or its assets, or (v) refinancing all or a portion of the
Notes, and/or other debt of the Company.   There can be no
assurances that these or other sources of funds will be available.

At June 30, 1997, the Company had a cash and cash equivalent balance of $-0- as compared to $14,360,466 at December 31, 1996. The decline in cash was principally attributable to (i) the $8 million purchase price of Addtel, (ii) $11.2 million cash used in operating activities, and (iii) $1.2 million and $897,000 for principal payments and capital expenditures, respectfully. The decline was partially offset by $3.2 million net proceeds from the sale of the March Debenture and $4 million under the Greyrock line of credit. As of June 30, 1997, working capital was a negative $8,861,478 as compared to a negative $3,011,355 at December 31, 1996.

On July 31, 1997, pursuant to the terms of the Company's Series A Preferred Stock, a dividend of $129,600 accrued and accumulated with respect to the shares of Series A Stock outstanding on such date. The Company does not currently have sufficient capital surplus to pay such dividend either in cash or in kind under Delaware corporate law.

Capital Expenditures
--------------------

Capital expenditures for the six months ended June 30, 1997 totaled $2,911,804, of which $2,014,565 was financed. The majority of these capital expenditures relate to switching equipment acquired by means of capital leases and network costs. Other than additional fixed facilities such as switching equipment requirements as the network expands and peripheral equipment and software such as billing systems to support such expansion, future capital expenditures are expected to be minimal. The Company's future capital expenditures related to network expansion will be made primarily to acquire switches and related equipment. Additional switching equipment would require significant capital expenditures by the Company.

Holiday and Seasonal Variations in Revenues
-------------------------------------------

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

Effect of Inflation
-------------------

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


                   Part II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On July 23, 1997, a suit was filed against the Company by NTS Communications, Inc. in the 364th District Court of Lubbock County, Texas, Cause No. 97-560,640 (NTS COMMUNICATIONS, INC. VS. SA TELECOMMUNICATIONS, INC., D/B/A/ U.S. COMMUNICATIONS, INC., D/B/A/ LONG DISTANCE NETWORK, INC., AND D/B/A/ SOUTHWEST LONG DISTANCE NETWORK, INC.). On August 6, 1997, the plaintiff amended its original petition to add USC, LDN and Southwest
Long Distance Network, Inc. as defendants. The suit was filed by a vendor alleging nonpayment of telecommunications services provided by such vendor to the Company under a contract with the Company in the amount of $864,436.10 and seeks such amount plus interest and attorney's fees. The Company anticipates filing an answer in this lawsuit as soon as it has completed its internal review and investigation of the allegations made.

On February 24, 1997, the parties reached a settlement with respect to the lawsuit filed in the 101st Judicial District Court for Dallas County, Texas, Cause No. 95-07136-E (SILVIO AVYAM V. SA HOLDINGS, INC. AND NORTH AMERICAN TELECOMMUNICATIONS CORPORATION), the terms of which were not material to the Company. As part of such settlement, the lawsuit in Dallas, Texas was dismissed on June 10, 1997 and the criminal complaint filed by Mr. Avyam in Guatemala City, Guatemala against NATC, the Company's former President and Chief Operating Officer and two other NATC employees was also dismissed.

The Company filed suit on January 23, 1996 against Dickinson & Co., an investment banking firm ("Dickinson"), its parent, Dickinson Holding Corp. and Polish Telephone and Microwave Corporation ("PTMC") in the 298th Judicial District Court for Dallas County, Texas, Cause No. 96-00768-M (SA TELECOMMUNICATIONS, INC. F/K/A SA HOLDINGS V. DICKINSON CO. & DICKINSON HOLDINGS CORP. AND POLISH TELEPHONE AND MICROWAVE CORPORATION). The Company has alleged, among other claims, that Dickinson intentionally and willfully breached its fiduciary duty to the Company under its financial consulting agreement with the Company and that it interfered with the business relationship between the Company and PTMC in conspiracy with the other two defendants. The Company is seeking an unspecified amount of actual and exemplary damages and recovery of attorneys fees. The matter is presently scheduled for trial on November 24, 1997.

On December 19, 1996, a suit was filed in the Circuit Court of the 20th Judicial Circuit, St. Clair County, Illinois (THE PEOPLE OF THE STATE OF ILLINOIS VS. LONG DISTANCE NETWORK, INC.), Cause No. 96CH394. This is a suit by the Attorney General of the State of Illinois against LDN alleging violations of Sections 2 and 2DD of the Illinois Consumer Fraud and Deceptive Business Practices Act ("Consumer Fraud Act") arising out of LDN's use of an independent agent to solicit long distance customers through the use of the agent's sweepstakes promotion. The suit states that the Attorney General has received approximately 26 consumer complaints through December 1996 and basically alleges that Illinois consumers have had their chosen long distance carrier switched without valid authorization (through misrepresentation and/or forgery), and that the sweepstakes promotion constituted an illegal lottery. Plaintiff is seeking among other remedies:
(i) findings that LDN has violated such sections of the Consumer Fraud Act and assessing a civil penalty in the amount of up to $50,000 per violation if the court finds LDN engaged in such acts with intent to defraud, and if without intent to defraud, a single penalty of up to $50,000, (ii) a permanent injunction against such acts and such sweepstakes promotion, (iii) a declaration that all contracts entered into between LDN and Illinois consumers as a result of such acts be rescinded,
(iv) full restitution to all Illinois consumers who paid for telephone charges billed by or on behalf of LDN as a result of such actions and cancellation of any related charges assessed against Illinois residents, and (v) costs of prosecution and investigation. The parties have entered into a stipulation extending the time for LDN's answer in such suit while the parties are engaged in negotiations aimed at resolving these matters. A case management conference is currently scheduled on August 26, 1997.

The Company is a party, from time to time, in routine litigation incident to its business. Management believes that it is unlikely that the final outcome of any of these claims or proceedings to which the Company is currently a party if determined adverse to the Company would have a material adverse effect on the Company's financial position or results of operations.

Item 2. CHANGES IN SECURITIES.

(c) On August 13, 1997, the Company sold the August Debenture to an accredited investor for $3.5 million. The August Debenture matures on August 15, 2006. As part of such transaction, the March Debenture issued by the Company in the principal amount of $3.8 million was amended by the attachment of an allonge. The August Debenture and the March Debenture as so amended are currently convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock of the Company at an initial conversion price of $1.50 per share (currently an aggregate of 5,866,666 shares of Common Stock), subject to adjustment in certain circumstances. The transaction was effected in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The purchaser was provided with access to all relevant information regarding the Company. The purchaser represented to the Company that it was an "accredited investor" as defined under the Act and that the August Debenture was purchased for investment purposes only and not with a view toward distribution.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company on May 29, 1997, holders of 12,372,995 shares of the Company's Common Stock were present in person or by proxy, constituting a quorum. The proposals described below were voted on by such stockholders of the Company as follows:

(1) A proposal to elect four (4) directors for a three-year term or until their respective successors are elected and qualified as follows: John Q. Ebert, Dean A. Thomas, John H.
     Nugent and Barry J. Williams, M.D. Such Proposal was approved as follows:

     Nominee                     For         Against        Abstain
     --------------           ----------     -------        -------
     John Q. Ebert *          12,272,250     21,179         79,570
     Dean A. Thomas           12,260,700     32,425         79,570
     John H. Nugent           12,272,100     21,325         79,570
     Barry J. Williams, M.D.  12,265,600     27,825         79,570

     * Mr. Ebert resigned from the Board of Directors effective as of July 3, 1997.

(2) A proposal to approve and adopt certain amendments to the Company's 1994 Employee Stock Option Plan. Such proposal was approved as follows:

             For         Against        Abstain
          ---------      -------        -------
          4,014,142      589,128        27,305

(3)  A proposal to ratify the Board of Director's appointment of
     Price Waterhouse LLP as independent public accountants for the Company for the fiscal year ending December 31, 1997.
     Such proposal was approved as follows:
             For         Against        Abstain
          ----------     -------        -------
          12,309,295     51,450         12,250


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
No.       Description
---       -----------

3.1       Amended and Restated Bylaws of Registrant*

10.1      Purchase Agreement dated August 13,1997 between
          Registrant and Northstar High Total Return Fund*

10.2      Consulting Agreement dated August 13, 1997 between
          Registrant and Howard Curd*

27.1      Financial Data Schedule*
___________
*    Filed herewith

(b)  Reports on Form 8-K

      The Company filed on July 7, 1997, a Current Report on Form 8-K dated July 3, 1997, announcing the election of John H. Nugent as interim President and Chief Operating Officer replacing Paul R. Miller in such position. No financial statements were filed.

      The Company filed on July 22, 1997, a Current Report on Form 8-K dated July 21, 1997, announcing the resignation of Jack
      W. Matz, Jr. as Chairman and Chief Executive Officer of the Company and the election of Howard F. Curd as Chairman of the Board of Directors. No financial statements were filed.

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed by the undersigned thereunto duly authorized.

Date:  August 19, 1997             SA TELECOMMUNICATIONS, INC.



                                   By:  /s/ HOWARD F. CURD
                                        --------------------------
                                        Howard F. Curd
                                        Chairman of the Board


                                   By:   /s/ J. DAVID DARNELL
                                        --------------------------
                                        J. David Darnell
                                        Vice President, Finance and
                                        Chief Financial Officer

                        INDEX TO EXHIBITS

Exhibit No.         Description
-----------         -----------

3.1                 Amended and Restated Bylaws of Registrant*

10.1                Purchase Agreement dated August 13,1997
                    between Registrant and Northstar High Total
                    Return Fund*

10.2 Consulting Agreement dated August 13, 1997 between Registrant and Howard Curd*

27.1                Financial Data Schedule*

_____________
*    Filed herewith