Form 10QSB/A
period 1997-06-30
SA TELECOMMUNICATIONS INC /DE/
filed 1997-08-21
CIK 845414

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

There were 15,668,835 shares of the registrant's common stock outstanding as of August 13, 1997.

Transitional Small Business Disclosure Format (Check One:)
Yes         No   X
    -----      -----

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                              INDEX


Part I.  Financial Information                             Page
                                                         --------

     Item 1 - Financial Statements

        Consolidated Balance Sheets                         1-2

        Consolidated Statements of Operations               3

        Consolidated Statements of  Shareholders'
           Equity (Deficit)                                 4

        Consolidated Statements of Cash Flows               5

        Notes to Consolidated Financial Statements          6-9

     Item 2. - Management's Discussion and Analysis
               or Plan of Operation                         10-20

Part II.  Other Information


     Item 1. - Legal Proceedings                            20-21

     Item 2. - Changes in Securities                        21

     Item 4. - Submission of Matters to a Vote
                   of Security Holders                      22

     Item 6. - Exhibits and Reports on Form 8-K             22-23

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

          SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                                     For the six months
                                                                        ended June 30,
                                                                 ---------------------------
                                                                     1997           1996
                                                                 ------------   ------------
Cash flows from operating activities:
   Net income (loss)                                             $(10,060,143)  $  1,804,445
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Extraordinary item - gain on early extinguishment of debt             -     (2,149,191)
      Depreciation and amortization                                 2,366,345        947,816
      Provision for losses on accounts receivable                   1,351,718        400,063
      (Increase) decrease in:
         Accounts and notes receivable                              1,389,327     (1,043,584)
         Prepaid expenses and other                                   (56,145)      (116,138)
         Other assets                                                 (23,002)      (590,321)
      Increase (decrease) in:
         Accounts payable and accrued expenses                     (6,185,629)       403,995
                                                                 ------------   ------------

Net cash used in operating activities                             (11,217,529)      (342,915)
                                                                 ------------   ------------
Cash flows from investing activities:
   Additions to property and equipment                               (897,239)    (1,534,857)
   Additional cost of FCLD purchase                                    (1,061)             -
   Additional cost of Addtel purchase                                 (94,403)             -
   Acquisition obligation - Addtel                                 (8,000,000)             -
   Sale of assets                                                      71,583              -
                                                                 ------------   ------------

   Net cash used in investing activities                           (8,921,120)    (1,534,857)
                                                                 ------------   ------------

Cash flows from financing activities:
   Borrowings                                                       3,230,000      2,000,000
   Revolving line of credit                                         3,979,505              -
   Proceeds from exercise of warrants                                       -      1,359,149
   Proceeds from exercise of options                                    4,736        200,380
   Principal payments on long-term obligations                     (1,231,341)      (549,391)
   Debt issuance cost                                                (204,717)             -
                                                                 ------------   ------------
Net cash provided by financing activities                           5,778,183      3,010,138
                                                                 ------------   ------------
Increase (decrease) in cash and equivalents                       (14,360,466)     1,132,366

Cash at beginning of period                                        14,360,466        823,738
                                                                 ------------   ------------

Cash and equivalents at end of period                            $          -   $  1,956,104
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

     On May 30, 1997, pursuant to the terms of the 1994 Non-Employee Directors Plan, options were automatically granted to purchase up to 110,000 shares of the Company's Common
     Stock to non-employee directors at a price of $.81 per share (market value of the Common Stock on the date of grant). After a six-month waiting period, the shares acquired upon exercise may not be sold earlier than eighteen months.

NOTE D - LONG TERM OBLIGATIONS

     On March 25, 1997, the Company completed a private placement of a $3,800,000 10% Convertible Debenture due 2006 (the
     "March Debenture") for a net of $3,230,000 on terms substantially identical to the terms of the Company's 10%
     Convertible Notes due 2006 (the "Notes").

NOTE E - NONRECURRING CHARGES

     The Company incurred an aggregate of $1,833,805 in nonrecurring integration charges in the first six months of 1997 comprised of two components. The first component is $450,578 principally in employee associated costs and settlements and bad debts on discontinuance of the Company's international call back product line, which was sold on August 15, 1997. For the six months ended June 30, 1997, revenues and cost of revenues attributable to the Company's discontinued international product line were $891,285 and $814,026, respectively. While such amounts are also nonrecurring, they have not been separately identified as nonrecurring in the statement of operations. The second component is $1,383,227 principally comprised of costs associated with excess and duplicate personnel reductions to be eliminated in the integration of the Addtel acquisition.

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

     On August 13, 1997, the Company completed a private placement of a $5,000,000 10% Convertible Debenture due 2006 (the "August Debenture") for a net of $3,300,000 and amended the March Debenture by the attachment of an allonge (the "Amended March Debenture"). The terms of the August
     Debenture and the Amended March Debenture (the "Debentures") are substantially identical to the Notes. The initial conversion price of the Debentures is $1.50 per share, subject to adjustments, including an additional adjustment upon issuances of Common Stock or derivative securities convertible, exchangeable or exercisable into Common Stock to certain persons at prices below the initial conversion price of the Debentures.

     On August 15, 1997, an indirect subsidiary of the Company conducting international call back business in Ecuador completed a sale of substantially all of the assets of such business to Globalcommunications, S.A. ("Globalcom"). The purchase price for the assets was a formula consisting of an aggregate amount equal to the sum of each Monthly Revenue Percentage Amount (as defined) for the forty-two calendar months following the closing date, but in no event

       SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES NOTES
        TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           (Unaudited)

greater than $900,000.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES
LITIGATION REFORM ACT OF 1995

This report contains forward looking statements regarding the Company's business and future financial condition and results of operations that involve risks and uncertainties. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant to management, including the Company's current negative cash flow position, the Company's historical operating losses, the need for integration of the Company's acquisitions, the Company's liquidity position, the regulatory environment, and other risks indicated in this and the other filings with the Securities and Exchange Commission. Words or phrases such as "will continue," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan" or similar expressions are intended to identify forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may vary significantly from those indicated.

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

The Company entered the telecommunications business in 1991 through the acquisition of North American Telecommunications Corporation ("NATC"), a telecommunications provider offering international call back long distance service to foreign customers. In 1994 and 1995, the Company acquired two Texas-based switchless resellers, Long Distance Network, Inc. ("LDN") of Dallas, Texas and U.S. Communications, Inc. ("USC") of Levelland, Texas. During 1996, the Company purchased substantially all of the assets of First Choice Long Distance, Inc. ("FCLD"), a switched reseller of long distance telephone services located in Amarillo, Texas. In addition, effective in 1996, the Company acquired the assets of Economy Communications, Inc. ("Economy"), a switchless reseller of long distance telephone services located in McKinney, Texas; acquired Uniquest Communications, Inc. ("Uniquest"), a company engaged in third party customer verification services and outbound telemarketing; and purchased all of the stock of AddTel Communications, Inc. ("Addtel"), a switchless reseller of long distance services based in Glendale, California. The growth of the Company's customer base has been largely the result of these acquisitions.

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

The Company markets its services in areas in the west, southwest and south central United States served by its network primarily under the "USC," "USI," "First Choice Long Distance," "Southwest Long Distance Network," and "Addtel" trade names. The Company currently anticipates future growth will primarily result from sales and marketing efforts of its direct sales force, telemarketing, agent sales, and mass marketing sales.

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

Gross profit on retail revenues decreased by $2,731,542 from $3,260,999 for the three months ended June 30, 1996 to $529,457 for the same quarter in 1997. The gross profit margin on these revenues decreased by 39% from 45% for the three months ended June 30, 1996 to 6% for the three months ended June 30, 1997. This decrease was primarily attributable to approximately $2,145,000 of network inefficiencies and approximately
$1,700,000 due to the reevaluation and adjustment of certain transmission and access charges which the Company previously believed were overbilled by its long line transmission carriers and several local exchange carriers. Such network inefficiencies include, without limitation, routing problems, improved least cost carrier routings and elimination of excess capacity.

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

Gross profit on total revenues decreased by $2,847,357 from $3,266,109 for the three months ended June 30, 1996 to $418,752 for the same quarter in 1997. The overall gross profit margin decreased by 41% from 45% for the three months ended June 30,
1996 to 4% for the three months ended June 30, 1997.   The
overall decline in gross profit margin is due to the lower margin wholesale revenue acquired in the Addtel acquisition, network inefficiencies, and the reevaluation and adjustment of certain transmission and access charges which the Company previously believed were overbilled by its long line transmission carriers and several local exchange carriers.

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

The Company had net income of $2,236,575 for the three months ended June 30, 1996 as compared to a net loss of $6,727,567 for the same quarter in 1997. The net loss was primarily attributable to lower gross profit margins, the nonrecurring charges, increased general and administrative and depreciation and amortization expenses, and increased interest expense incurred in connection with the Notes and March Debenture. The net income in 1996 was primarily attributable to the one time extraordinary gain on extinguishment of debt and improved profit margins on increased revenues.

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

In connection with its analysis, management of the Company has strived to identify and correct the inefficiencies in the Company's network and implemented certain corrective measures. However, to date, management has not completed its line cost analysis and may implement further corrective measures if other inefficiencies are identified or the currently identified inefficiencies do not respond to the measures currently in place. While management of the Company currently believes that the Company's gross profit margins will be positively impacted somewhat during the third quarter by such corrections as well as the Company's reduction in force instituted July 29, 1997, there can be no assurance that such measures will result in any positive impact to the Company's short or long term financial position. Furthermore, no assurances can be given that the Company will identify all or any of the perceived inefficiencies or that if identified, the Company will be able to construct or implement adequate corrective measures.

Gross profit on retail revenues decreased by $2,467,134 from $5,924,189 for the six months ended June 30, 1996 to $3,457,055 for the same period in 1997. The gross profit margin on these retail revenues decreased by 24% from 42% for the six months ended June 30, 1996 to 18% for the six months ended June 30, 1997. This decrease was primarily attributable to approximately $2,993,000 of network inefficiencies and approximately $1,700,000 due to the reevaluation and adjustment of certain transmission access charges which the Company previously believed were overbilled by its long line transmission carriers and several local exchange carriers. Such network inefficiencies include, without limitation, routing problems, improved least cost carrier routings and elimination of excess capacity.

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

Gross profit on total revenues decreased by $2,441,912 from $5,948,187 for the six months ended June 30, 1996 to $3,506,275 for the same period in 1997. The overall gross profit margin decreased by 28% from 42% for the six months ended June 30, 1996
to 14% for the six months ended June 30, 1997.   The overall
decline in gross profit margin is due to the lower margin wholesale revenue acquired in the Addtel acquisition, network inefficiencies and the reevaluation and adjustment of certain transmission and access charges which the Company previously believed were overbilled by its long line transmission carriers and several local exchange carriers.

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

The Company had net income of $1,804,445 for the six months ended June 30, 1996 as compared to a net loss of $10,060,143 for the same period in 1997. The net loss was primarily attributable to lower gross profit margins, the nonrecurring charges, increased general and administrative and depreciation and amortization expenses, and increased interest expense incurred in connection with the Notes and March Debenture. The net income was primarily attributable to the one time extraordinary gain on extinguishment of debt and improved profit margins on increased revenues.

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

On March 25, 1997, the Company completed a private placement of a $3.8 million principal amount of the March Debenture, and on August 13, 1997, the Company completed a private placement of a $5.0 million principal amount of the Company's 10% Convertible Debenture due 2006 (the "August Debenture"). In connection with the issuance of the August Debenture, the March Debenture was amended by the attachment of an allonge, and both the March Debenture as amended and the August Debenture (the "Debentures") are initially convertible at any time prior to maturity at a conversion price of $1.50 per share, subject to adjustments in certain circumstances. Both the Debentures are redeemable at the option of the Company in whole or in part at any time on or after August 15, 1999 at annual redemption prices starting at 107% of principal, plus accrued interest to the redemption date. Each holder has the right to require the Company to purchase the Debentures in the event that all three of the following events occur: (i) the Company incurs certain indebtedness, (ii) the Pro-Forma Interest Coverage (as defined in the Debentures the same as such term is defined in the Indenture with respect to the Notes) is less than 2.0 to 1, and (iii) the $2 Minimum Threshold is not met.

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

The Company experienced negative cash flow from operating activities of $11,217,529 for the six months ended June 30, 1997 as compared to $342,915 for the like period in 1996. These negative cash flows include approximately $215,000 of claims for the six months ended June 30, 1997 and approximately $542,000 of claims for the six months ended June 30, 1996, each related to amounts for transmission and access charges which the Company has paid but believes were overbilled by the Company's long line transmission carriers and several local exchange carriers. Total claims receivable at June 30, 1997 are approximately $215,000.
The Company has been and intends to continue to vigorously pursue settlement of these disputed charges by demanding cash repayment or credit against future billings. In addition, the Company has withheld approximately $1,047,000 on invoiced amounts from its long line carriers regarding on-going dispute over credit amounts.
Any failure of the Company to ultimately obtain such repayments or credit against future billings would have a material adverse effect on the Company's cash flow and results of operations.

In conjunction with the reevaluation of certain transmission and access charges which the Company previously believed were overbilled by its long line transmission carriers and local exchange carriers, the Company incurred a non-cash charge of approximately $1.7 million to cost of revenues during the second quarter of 1997.

The overall deterioration in cash flow used in operating activities is principally attributable to increased operating losses, the decrease in other accounts receivable due to the reevaluation of certain transmission and access charges which the Company previously believed were overbilled by its long line transmission carriers and several local exchange carriers, and the significant decrease in accounts payable and accrued expenses due to payment of contractual obligations with Addtel's line cost vendors. In order to have sufficient working capital for operations and to make semi-annual cash interest payments on the Notes and the Debentures of $1.8 million, the Company must expand its available borrowings under the Greyrock credit facility, obtain concessions in the amount and/or timing of vendor obligations, borrow other additional funds or sell debt or equity securities or a combination of the foregoing.

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

As of August 11, 1997, the Company entered into an agreement with the former shareholders of Addtel, pursuant to which purchase price adjustments and indemnification claims adjustments were made to the $1.5 million portion of the initial $9.5 million purchase price for the Company's purchase of all the issued and outstanding capital stock of Addtel. Such adjustments resulted in such $1.5 million of the remaining purchase price being reduced to $792,000. Interest at the rate of 5.3% per annum will continue to accrue on such adjusted amount until paid. Management presently expects to negotiate extended payment terms which may result in a promissory note. Such promissory note would further reduce the availability of additional permitted indebtedness under the Notes and Debentures.

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

Item 2. CHANGES IN SECURITIES.

(c) On August 13, 1997, the Company sold the August Debenture to an accredited investor for $3.5 million. The August Debenture matures on August 15, 2006. As part of such transaction, the March Debenture issued by the Company in the principal amount of $3.8 million was amended by the attachment of an allonge. The August Debenture and the March Debenture as so amended are currently convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock of the Company at an initial conversion price of $1.50 per share (currently an aggregate of 5,866,666 shares of Common Stock), subject to adjustments in certain circumstances. The transaction was effected in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The purchaser was provided with access to all relevant information regarding the Company. The purchaser represented to the Company that it was an "accredited investor" as defined under the Act and that the August Debenture was purchased for investment purposes only and not with a view toward distribution.

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

(a)  Exhibits

Exhibit
  No.     Description
-------   -----------

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

Date:  August 21, 1997             SA TELECOMMUNICATIONS, INC.



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