Form 10-K
period 1997-12-31
SA TELECOMMUNICATIONS INC /DE/
filed 1998-06-10
CIK 845414

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                1997 FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 0-18048
                          -----------------                              -------



                           SA TELECOMMUNICATIONS, INC.
                 (Name of small business issuer, in its charter)

             Delaware                                  75-228519
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                     Identification No.)

          1600 Promenade Center, 14th Floor, Richardson, Texas 75080
               (Address of principal executive offices)    (Zip Code)

        Registrant's telephone number, including area code (972) 690-5888

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange on
        Title of each class                                which registered
              NONE                                              N/A

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON SHARES, $.0001 PAR VALUE PER SHARE

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        Yes     No  X
                                                          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The issuer's revenues for the fiscal year ended December 31, 1997 were $39,841,012.

As of May 1, 1998, there were of record 16,881,353 shares of Common Stock, par value $.0001 per share, outstanding. On November 11, 1997, the Company's shares were excluded from trading on the NASDAQ. As a result of the bankruptcy and subsequent sale of substantially all of its assets, the Company will liquidate and cancel all shares. The Company is aware that some shares are being exchanged on bulletin boards and on pink sheets, but notwithstanding such trades, the Company believes that its outstanding shares of Common Stock have no value.

DOCUMENTS INCORPORATED BY REFERENCE:

Part IV: Exhibit index is on pages 50 through 52.

Transitional Small Business Disclosure Format:      Yes       No  X
                                                        ---      ---

                                     PART I

ITEM 1. A.  BUSINESS.

CAUTIONARY STATEMENT

         This report contains forward-looking statements regarding the Company's business and the outcome of certain bankruptcy events that involve risks and uncertainties. Words or phrases such as "will continue," "anticipate," "expect," "believe," "intend," "estimate," "project," "plan," or similar expressions are intended to identify forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results and the outcome of the bankruptcy cases may vary significantly from those indicated.

INTRODUCTION

         SA Telecommunications, Inc. is a holding company which, through its operating subsidiaries, is a full-service regional interexchange carrier providing a wide range of domestic telecommunications services through its network of owned and leased transmission and switching facilities. As used herein, the term "Company" refers to SA Telecommunications, Inc. and its operating subsidiaries, unless the context otherwise requires.

         The Company filed petitions for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") on November 19, 1997 (the "Petition Date") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). After the Petition Date, the Company continued its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. In light of the Company's operating cash needs on the Petition Date and the uncertain prospects for obtaining financing, the Company was not optimistic that it would be able to reorganize its business and emerge from Chapter 11. Instead, the Company focused its efforts on locating a purchaser for its assets within the context of the Chapter 11 cases. The Company's principal asset is its customer base, for which telecommunications services are provided on the Company's network.

         In March 1998, the Company entered into a definitive purchase agreement with EqualNet Corporation (the "Buyer") and EqualNet Holding Corp. ("EqualNet" and, collectively with the Buyer, the "EqualNet Parties"), pursuant to which the Company would sell substantially all of its assets to the Buyer. The Company currently anticipates that this sale (the "Sale") will close in late June 1998 (the "Closing Date"). The EqualNet Parties took operational control of the Company on March 17, 1998. Based on the anticipated proceeds from the Sale, the disposition of remaining assets and any recoveries obtained through proceedings under the Bankruptcy Code, the Company believes that general unsecured creditors will receive substantially less than a full recovery on their claims and that the shareholders of the Company will not receive any distribution under a plan of reorganization. Upon the closing of the Sale, the Company will liquidate and cancel all shares. The market that has developed for the Company's common stock (the "Common Stock") on the OTC-Bulletin Board and the pink sheets is not sponsored or supported by the Company. Notwithstanding such trades, the Company believes that its outstanding shares of Common Stock have no value. A more detailed description of the events leading to the bankruptcy and the events during the bankruptcy is given below.

BACKGROUND

         The Company entered the telecommunications business in 1991 through the acquisition of North American Telecommunications Corporation ("NATC"), a telecommunications provider offering international long distance telecommunications services to foreign customers. In 1994 and 1995, the Company acquired two Texas-based switchless resellers, Long Distance Network, Inc. ("LDN") of Dallas, Texas, and U.S. Communications, Inc. ("USC") of Levelland, Texas. During 1996, the Company purchased substantially all of the assets of First Choice Long Distance, Inc. ("FCLD"), a switched reseller of long distance telephone services located in Amarillo, Texas. Additionally, in 1996 the Company acquired Economy Communications, Inc., a switchless reseller located in McKinney, Texas, and Uniquest Communications, Inc. ("Uniquest"), a corporation engaged in third party customer verification services and outbound telemarketing. Effective November 1, 1996, the Company purchased all of the issued and outstanding capital stock of AddTel Communications, Inc. ("Addtel"), a switchless reseller of long distance services based in Glendale, California.

         Also during late 1995 and early 1996, the Company purchased and installed switches in Dallas, Texas and Phoenix, Arizona and added leased transmission facilities between these switches and the operator switch the Company acquired in the USC acquisition. The Company further expanded its network through the acquisition of switching equipment in Amarillo, Texas and Lubbock, Texas in connection with the FCLD acquisition. During the second quarter of 1997, the Company moved the Amarillo switch to Los Angeles, California. The Company planned to make this switch operational and further expand its network during the third quarter of 1997, however, as a result of the Company's financial difficulties, these plans were not implemented.

PROCESSING A LONG DISTANCE CALL

         A long distance telephone call is processed in three basic phases: origination, transport (long haul) and termination. A call is originated when a customer first obtains a dial tone provided by such customer's local exchange company ("LEC"), either a regional bell operating company ("RBOC") or a competitive local exchange carrier ("CLEC"). A customer who has chosen a primary long distance provider may initiate a long distance telephone call by dialing "1" plus the area code and the telephone number of the person being called. If a customer has chosen a long distance provider which, like the Company, is an interchange carrier ("IXC"), or which is a switched reseller, the long distance call is routed to the switching equipment maintained by that long distance provider. If the customer has designated a long distance carrier which is a switchless reseller, the call is routed to a switch owned by the IXC providing switching service to the switchless reseller. The long distance provider will pay access charges to the LECs originating and terminating the call.

         The IXC's switch, or point of presence, deciphers the call and switches it to the long distance transmission lines for transport to the appropriate region of the country. Calls handled by the Company's switches are routed to the Company's transmission lines, where available, or to the transmission lines of others, depending upon the destination of the call. Currently, the Company utilizes various telecommunications carriers to carry long distance calls that cannot be carried by the Company's own network facilities.

         A long distance call leaves the transport process when it reaches a switch owned by a LEC providing local access service to the terminating number. This switch routes the long distance call onto the LEC's local access network for termination. For each long distance call, the originating and terminating LECs receive an access fee from the switched reseller or IXC providing long distance service to the local customer. A switched reseller or IXC builds this fee and any termination fees into the fees it charges its customers for long distance telephone service.

         In order to complete a telephone call outside of the area covered by the Company's network facilities, the Company must utilize transmission facilities maintained by third parties. The Company pays a fee to these companies primarily on a usage basis. The Company's switches are capable of routing calls to the provider of long distance transmission facilities for the call in question with the least cost to the Company, based upon pre-coded instructions.

THE COMPANY'S NETWORK

         The Company currently operates switching equipment in Dallas, Denton, Lubbock, Plano and Van Alstyne, Texas and Phoenix, Arizona under capital lease arrangements. In November 1997, it terminated operation of an operator service switch located in Levelland, Texas. During 1997, the Company upgraded and moved the switch formerly located in Amarillo, Texas to Los Angeles, California. However, due to the Company's financial difficulties this switch was never made operational, and in April 1998 it was returned to the lessor. In addition, the Company leases local access circuits and long distance transmission facilities from various providers. The local access circuits and transmission facilities connect the Company's switches with each other and with switching equipment owned by third parties in other geographic areas. Together, the Company's switches, local access circuits, and long distance transmission facilities comprise the Company's network. The Company's transmission facilities between the Company's switches and the LECs in its market area permit the routing of a customer's telephone call directly from the LEC's switch to the Company's switch and ultimately to the terminating number. The call can be routed over the Company's network, to the extent that the Company's long distance transmission facilities originate and terminate in the appropriate geographic region, or a combination of the Company's facilities and a third party provider. Also, the call can be routed completely over a third party provider based upon a contractual relationship with the Company. Calls which originate and terminate on the Company's network have a higher gross margin than other calls because the Company pays primarily origination and termination fees to the serving LECs and not to another IXC for off-network coverage. The Company's digital switches in Dallas, Lubbock and Phoenix permit the Company to route calls to the least expensive alternative available to the Company.

SERVICES

         During 1997, the Company primarily served small and medium sized commercial accounts in the west, southwest and south central United States. A vast majority of the Company's commercial and residential customers are located in suburban, secondary and rural markets. In addition to providing "1+" domestic long distance services, the Company also offers international long distance, wholesale long distance, operator services, and other products such as voice and data private lines, "800/888" services, and travel cards. The Company is also an authorized reseller of local telephone service in Texas, California and Kansas. In 1997, the Company marketed its services in the areas served by its network primarily under the "USC," "USI," "First Choice Long Distance," "Southwest Long Distance Network," and "Addtel" trade names. However, during 1997, the Company ceased using the First Choice Long Distance and Southwest Long Distance Network tradenames.

         Domestic Long Distance and Related Services

         The Company provides its customers with 24 hour long distance telephone services to all points in the United States and to foreign countries. The Company's primary services are switched "1+" domestic long distance service, in-bound domestic "800/888" services, and domestic travel card service. The Company's "1+" domestic service is provided through equal access to the network of the LEC with the Company as the customer's primary long distance carrier. In-bound "800/888" service allows a customer to receive calls at a specified number from the general public at no cost to the caller. Travel card service allows an individual to call another destination while outside of their office or home. Other offerings include the ability to call foreign countries from domestic locations (international calling), domestic long distance directory assistance, the provision of voice and data private line services, dedicated "1+" domestic long distance service, as well as domestic operator assistance service. Customer billing is generated both internally for the Company's "1+" business and by LEC billing through a third party service provider with respect to operator services and certain mass marketing programs. Domestic long distance and related services represented approximately 92% of the Company's revenues in 1995, 95% in 1996 and 77% in 1997.

         The Company's customers can access the Company's network in several ways. If a customer is located in an area that has been converted to equal access (meaning that all long distance carriers are provided with equal access to the respective LEC's network) and that customer has selected the Company as its primary long distance carrier, access is gained by dialing "1" plus the area code and number desired. The vast majority of the Company's customers gain access to the Company's network in this manner. The Company also provides access to its switches through dedicated access lines which are private-leased lines dedicated to one customer. Finally, customers in both equal access areas and non-equal access areas can access the Company's network by dialing a Company provided access number. Under its service options, the Company charges its customers on the basis of minutes of usage at rates that vary with the distance, duration and/or time of day of the call.

         Operator Services

         The Company provides operator services to pay telephone owners, hotels and other persons who provide publicly available telephone equipment, as well as to its "1+" and travel card customers. These services consist of assistance in placing long distance telephone calls, including collect calls or person-to-person calls. Operator services represented approximately 22% of the Company's revenues in 1995, 11% in 1996 and 5% in 1997. While in early 1997 the Company's employees provided these services directly, during the course of the year the Company outsourced these operations. During 1997 the Company discontinued doing business with its largest payphone agent, Teletrust, Inc., which previously accounted for in excess of 80% of the Company's operator services business.

         Wholesale Services

         The Company also provided transport and switch services through its network to resellers of domestic long distance services. Although wholesale services constituted only 4% of total revenue in 1995, this percentage increased to 13% in 1996 due to the Addtel acquisition. In 1997, wholesale services constituted 18% of total revenue. As a result of the acquisition of Addtel, in early 1997, the Company derived a significant portion of its revenue from the provisions of wholesale long distance services to Star Telecommunications, Inc. The Company phased out the wholesale business obtained in the Addtel acquisition by the end of the second quarter of 1997 because the Company's management believed this segment of the business was substantially less profitable than the retail business and bore a higher credit risk. The Company ceased doing business with Star Telecommunications, Inc. in July 1997.

         International Call Back

         The Company also provided during 1997 international service under the GlobalCOM product name to individuals originating long distance telephone calls from outside the United States. During the fourth quarter of 1996, management of the Company decided to sell the international call back business. Pursuant to agreements dated August 1997, the international call back business was sold to Globalcommunications, S.A.

MARKETING

          In early 1997, the Company marketed it services primarily through four sales channels: direct sales, agent sales, telemarketing and mass marketing. In mid-1997, the Company terminated its telemarketing and mass marketing sales efforts. Throughout 1997 the number of individuals involved in direct sales was reduced. Due to these changes in marketing methods, during 1997 the Company closed all of the locations from which it conducted direct marketing and terminated the leases for those premises.

EMPLOYEES

          At December 31, 1996, the Company employed 265 individuals on a full-time equivalent basis and 20 individuals on a part-time basis. At the time of its acquisition, Addtel had 63 full time employees and one part-time employee. In late July 1997, as part of its consolidation and restructuring effort, the Company reduced its work force by 53 employees.

         The following key members of the Company's management left the Company throughout 1997 and early 1998: (i) Jack W. Matz, Jr., Chairman of the Board of Directors and Chief Executive Officer and Paul R. Miller, Director, President and Chief Operating Officer in July 1997; (ii) John H. Nugent, Director and Vice President Acquisition/Business Development in August 1997; (iii) J. David Darnell, Director and Chief Financial Officer and Lynn Johnson, General Counsel and Vice President in November 1997; (iv) Kellie Watts, Assistant General Counsel in January 1998; and (v) George Trevino, Controller in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has been unable, since its inception, to generate earnings adequate to cover its fixed charges. On August 12, 1996, the Company completed a private placement of $27,200,000 of 10% Convertible Notes due 2006 (the "Notes") and on March 25, 1997, the Company completed a private placement of a $3,800,000 10% Convertible Debenture due 2006 (the "March Debenture") for a net of $3,230,000 on terms substantially identical to the terms of the Notes. Semi-annual interest payments were due on the Notes and the March Debenture on February 15 and August 15, 1997. However, in early August 1997, it became clear that the Company had insufficient cash to make the required interest payment. On August 13, 1997, the Company completed a private placement of a $5,000,000 10% Convertible Debenture due 2006 (the "August Debenture") for a net of $3,500,000 and amended the March Debenture by the attachment of an allonge (the "Amended March Debenture" and, collectively with the August Debenture, the "Debentures"). The terms of the Debentures are substantially identical to the Notes. As of November 19, 1997, the Company's long term debt attributable to the Notes and the Debentures was $34,014,149, with $27,200,000 attributable to the Notes, $3,269,242 attributable to the March Debenture and $3,544,907 attributable to the August Debenture.

         In addition, by agreement dated December 26, 1996, as amended on February 12, 1997, the Company completed a line of credit arrangement with Greyrock Business Credit ("Greyrock"), a division of NationsCredit Commercial Corporation (the "Greyrock Prepetition Facility"). The Greyrock Prepetition Facility has a maximum availability of $10,000,000, with borrowings based on 80% of eligible accounts receivable and inventory other than receivables arising from telecommunications services rendered to customers by a RBOC, a Bell operating company, a LEC, a credit card company, or a provider of local telephone services (the "Excluded Receivables"). The borrowings bear interest at a floating rate of 2.5% above the reference rate of Bank of America NT & SA, with a minimum interest rate of 9% per annum and a minimum interest amount of $10,000 per month. The borrowings are secured by all the assets of the Company and its subsidiaries and the stock of the Company's subsidiaries. The Greyrock Prepetition Facility had a maturity date of December 31, 1997. However, as discussed below, the Company and Greyrock entered into a debtor-in-possession financing arrangement after the Company filed for Chapter 11 protection (the "Greyrock DIP Facility" and, collectively with the Greyrock Prepetition Facility, the "Greyrock Facility"). Outstanding borrowings under the Greyrock Facility at November 19, 1997 were $3,274,350.54.

HOLIDAY AND SEASONAL VARIATIONS IN REVENUE

         To the extent that the Company's customers are primarily commercial entities, the Company's business is affected by holiday and seasonal variations. Since a substantial portion of the Company's revenues are generated by direct dial domestic long distance commercial customers, the Company experiences decreases in revenues around holidays when commercial customers reduce their usage. The Company's fourth fiscal quarter ending December 31, which includes the Thanksgiving, Hanukkah, Christmas and New Year's Eve holidays, and the Company's first fiscal quarter ending March 31, historically have been the slowest revenue periods of the Company's fiscal year. The Company's fixed operating expenses, however, do not decrease during these quarters. Accordingly, the Company generally experiences lower revenues and earnings in its first and fourth fiscal quarters when compared with the other fiscal quarters.

REGULATION

         General

         The Company's domestic long distance telephone business is subject to regulation at the federal level by the Federal Communications Commission ("FCC") and at the state level by the Public Utility Commissions ("PUCs") of the various states in which the Company operates. Pursuant to regulation by the FCC, the Company's international business must maintain current tariffs for jurisdictions where the Company services foreign customers.

     The FCC has regulatory jurisdiction over interstate and international telecommunications common carriers like the Company. Under Section 214 of the Federal Communications Act, the FCC must certify a communications common carrier Schedule before it may provide international services. The Company's subsidiaries, Addtel, LDN, USC and NATC, have obtained Section 214 authorization to provide international switched services by means of resale. The FCC has ruled that "non-dominant" common carriers, like the Company, need not apply for
Section 214 authorization for the provision of U.S. interstate services.

         In addition to its certification as a long distance carrier, the Company is an authorized reseller of local exchange service in Texas, California and Kansas.

         Telecommunications Act of 1996

         The Telecommunication Act of 1996 (the "Telecom Act"), among other things, permits the RBOCs to provide domestic and international long-distance services to customers located outside of the RBOCs' home regions. It also permits a RBOC to provide domestic and international long-distance service originating within states in its region upon a finding by the FCC that the RBOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long-distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, the Telecom Act changes the manner in which certain interconnection agreements between incumbent local exchange carriers ("ILECs") and carriers are negotiated, arbitrated and approved, provides procedures to revise universal service standards, and imposes penalties for unauthorized switching of customers.

         In implementing the Telecom Act, the FCC issued an order establishing nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with ILECs, resale of ILECs' retail services, and use of individual and combinations of unbundled network elements. These rules set the groundwork for statutory criteria governing RBOC entry into the long-distance telecommunications market. The FCC order was appealed to the Eighth Circuit, which, among other things, vacated all of the FCC's nationwide pricing rules and the FCC's requirement that unbundled network elements be provided on a combined basis. The United States Supreme Court has granted certiorari to review the decision.

         Pursuant to the Telecom Act, the FCC has denied four applications filed by three of the RBOCs seeking authority to provide in-region telephone service originating and terminating between local access and transport areas ("LATAs"). Three of the denials have been appealed. Certain RBOCs have also raised a constitutional challenge to the provision of the Telecom Act that grants the FCC the authority to deny these applications and restricts RBOC provision of inter-LATA long-distance telecommunication services in their local regions. On December 31, 1997, the United States District Court for the Northern District of Texas ruled that this restriction violates the Bill of Attainder Clause of the U.S. Constitution. The District Court subsequently stayed its decision pending appeal.

         The Telecom Act also provided for FCC review and reform of the Universal Service subsidies which, among other things, allow consumers in rural or other high cost areas access to telecommunications and information services at rates comparable to those charged in urban areas.

         In 1997, the FCC issued a series of orders that will reform Universal Service subsidiary allocations and it has adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. These actions have been appealed by the ILECs to federal courts of appeals. In addition, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in the access rates and retail service rates to state Universal Service funds.

         The Company cannot predict the ultimate outcome of the challenges to the orders issued by the FCC pursuant to the Telecom Act.

         The Buyer is and will be subject to the same regulatory scheme as the Company. The Buyer will, therefore, need to comply with the applicable laws and obtain necessary approvals from the regulatory authorities of each jurisdiction in which it proposes to provide telecommunications services. The Company cannot express an opinion as to when and if the Buyer will receive such approval.

ITEM 1. B.  THE CHAPTER 11 CASES.

EVENTS LEADING UP TO THE CHAPTER 11 CASES

         The Company undertook its acquisitions with a view toward achieving a certain economy of scale. However, the Company encountered significant problems in implementing the consolidation of its operations which were a necessary predicate to achieving this goal. The delay in achieving this economy of scale resulted in significant cash losses over past levels. As such, in July 1997, the Company began the implementation of a restructuring plan to more closely align the Company's expense levels with revenues. The restructuring plan involved all areas of the Company and included a reduction in force and reconfiguration of the Company's network coupled with the closing of substantially all of the Company's outlying sales offices in leased office locations.

         The Company had experienced losses from continuing operations since its inception, with such losses of $1,819,000, $1,935,000 and $5,382,000 for the fiscal years ended December 31, 1994, 1995 and 1996, respectively. As a result of the problems in implementing the consolidation of its operations, the Company's losses continued to increase, with a loss from continuing operations of $7,474,338 for the fiscal year ended December 31, 1997. In addition, the Company has incurred losses of $630,000 for the period January 1, 1998 to March 31, 1998.

         In mid to late 1997, the Company took a number of actions to address its increasingly critical financial condition. In particular, the Company attempted to find a merger candidate or to arrange a sale of the business to another telecommunications company. Although the Company received expressions of interest, it was unable to consummate a transaction, and the Company became unable to comply with its financial obligations as they became due.

         As a result of cash losses from continuing operations, significant arrearages with respect to the Company's obligations to various of its service providers and vendors existed throughout 1997. As of August 15, 1997, the Company had past due invoices from WorldCom, Inc. ("WorldCom"), MCI Communications, Inc. ("MCI") and other long line and local exchange carriers (collectively, the "Service Providers") aggregating approximately $4,900,000. As is standard in such contracts, the Service Providers have the right to terminate services to the Company for nonpayment upon the expiration of limited periods of time after written notice of termination. In October and November 1997, several of the Company's key Service Providers threatened to terminate various contracts that are crucial to the Company's operations. The Company was able, however, to make interim payment arrangements and, therefore, temporarily forestalled the need for bankruptcy protection. However, since any interruption in the services provided to the Company by key Service Providers would have had an immediate and profound negative effect on the Company's ability to continue its operations, the Company ultimately had no choice but to seek the protections of Chapter 11.

     As a result of all of the foregoing, on November 19, 1997, the Company filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware. Since the Petition Date, however, the Company has continued to operate as a debtor-in-possession subject to the supervision of the Bankruptcy Court in accordance with sections 1107(a) and 1108 of the Bankruptcy Code. The Company is authorized to operate in the ordinary course of business, but transactions outside the ordinary course of business require Bankruptcy Court approval. An immediate effect of the filing of the bankruptcy petition was the imposition of the automatic stay under the Bankruptcy Code, which, with limited exceptions, enjoins the commencement or continuation of all collection efforts by creditors, enforcement of liens against the Company and litigation against the Company. The automatic stay will remain in effect throughout the bankruptcy case.

GENERAL

         On the Petition Date, the Company filed numerous "first day motions" which were granted after a hearing before the Bankruptcy Court. The orders entered by the Bankruptcy Court on or about the Petition Date included, among others, (i) orders authorizing the retention of attorneys and other professionals, (ii) orders authorizing the Company to honor obligations to employees and agents, (iii) orders authorizing the continued use of bank accounts and business forms and the maintenance of their cash management system,
(iv) orders authorizing the Company's use of the cash collateral that secured its obligations to Greyrock in order to permit it to continue to make ordinary course and other approved payments and (v) orders approving the Greyrock DIP Facility, which facility shall not exceed the lesser of (a) $10,000,000 or (b) the sum of (x) 80% of the amount of the Company's defined eligible receivables plus (y) $1,276,031, in the form of a revolving credit facility. Amounts advanced pursuant to the Greyrock DIP Facility are entitled to superpriority administrative expense status, are secured by a lien on all assets of the Company's Chapter 11 estate, and are available to be used by the Company for its working capital and other general corporate purposes. At May 1, 1998, the Company had outstanding indebtedness under the Greyrock Facility in the amount of $3,305,746.

DEALINGS WITH SERVICE PROVIDERS

         As noted above, as of the Petition Date, the Company had significant arrearages to its various Service Providers. Shortly after the Petition Date, certain of these Service Providers filed motions with the Bankruptcy Court each seeking (i) authorization to terminate its contract with the Company and immediately cease providing telecommunication services, (ii) immediate payment for all services provided from the Petition Date, and/or (iii) a security deposit and advance payments for any additional services provided.

         The Company believed that any interruption in services to its customers would have a catastrophic effect on its business and would seriously undermine its ability to sell the business within the context of the bankruptcy case and provide any recovery to creditors. The Company and the Service Providers ultimately negotiated an interim payment arrangement pursuant to which the Company was required to make advance weekly payments to the various Service Providers based on an estimate of the services to be provided in the upcoming week. If the Company failed to make any required weekly payment, after a brief notice period, the effected Service Provider could terminate service to the Company without further order of the Bankruptcy Court.

         The initial interim payment agreement, which was embodied in an order approved by the Bankruptcy Court, covered the period from December 10 to December 23, 1997. Subsequent orders (with certain amendments) extended this initial interim payment order for various terms. On March 27, 1998 the Bankruptcy Court approval the Fifth Interim Payment Order which provides for continuation of the negotiated interim payment agreements.

EMPLOYEES AND ACCOUNTANTS

         At November 19, 1997, the Company employed approximately 229 full and part-time employees. However, the uncertainty created by the Company's prepetition financial difficulties, the Chapter 11 filing and the attempt to negotiate a sale of the business caused many experienced employees to become concerned about their futures with the Company and to become targets of recruiting agencies and competitors. The Company, therefore, concluded that it needed to create incentive programs to entice employees to remain with the Company and to avoid departures of employees crucial to its continuing operations. As a result, soon after the Petition Date, the Company filed a motion with the Bankruptcy Court seeking authorization for the creation of certain employee retention bonus and severance programs. Although the incentive plans proved somewhat beneficial, the number of employees continued to decline. Furthermore, after the transfer of operational control to EqualNet, 81 employees were terminated effective March 31, 1998. As of May 13, 1998, the Company had approximately 48 full and part-time employees.

         The following key members of the Company's management left the Company throughout 1997 and early 1998: (i) Jack W. Matz, Jr., Chairman of the Board of Directors and Chief Executive Officer and Paul R. Miller, Director, President and Chief Operating Officer in July 1997; (ii) John H. Nugent, Director and Vice President Acquisition/Business Development in August 1997; (iii) J. David Darnell, Director and Chief Financial Officer and Lynn Johnson, General Counsel and Vice President in November 1997; (iv) Kellie Watts, Assistant General Counsel in January 1998; and (v) George Trevino, Controller in February 1998.

          On December 17, 1997, Price Waterhouse LLP, the Company's independent accountants, resigned as the Company's auditor. Hein + Associates LLP was retained by the EqualNet Parties to conduct an audit, at their expense, of the Company prior to the Closing Date.

SALE OF THE COMPANY

     In light of the Company's operating cash needs on the Petition Date and the uncertain prospects for obtaining financing, the Company was not optimistic that it would be able to reorganize its business and emerge from Chapter 11. Instead, the Company intended to locate a purchaser for the business and to sell it within the context of the Chapter 11 case. On December 23, 1997, the Company moved the Bankruptcy Court for an order approving procedures for the provision of information, solicitation of bids and submission of offers in connection with a sale of substantially all of the Company's assets. An order approving the procedures to govern a proposed sale was entered by the Bankruptcy Court on January 9, 1998 (the "Procedures Order").

         Pursuant to the Procedures Order, the Company distributed bid solicitation packages and entered into negotiations with a number of interested parties in order to solicit offers for the purchase of the Company and for the additional financing needed to fund operations and the advance payments to the Company's Service Providers prior to the closing of a transaction. On January 15, 1998, the Company and the EqualNet Parties entered into a purchase agreement, pursuant to which the Company agreed to sell substantially all of its assets to the Buyer.

     Under bankruptcy law, however, the Company was required to conduct an auction of its assets in order to obtain the "highest and best" offer for them. Therefore, on March 4, 1998, the Company held an auction at which it received three proposals for the purchase of substantially all of its assets (the "Auction"). At the conclusion of the Auction, the Company and the Official Committee of Unsecured Creditors (the "Committee") jointly determined in the reasonable exercise of their business judgment that the revised offer from the EqualNet Parties (the "Revised Offer") was the highest and best offer for the Company's assets. The Company and the EqualNet Parties entered into a revised purchase agreement to reflect the Revised Offer (the "Purchase Agreement").

          After a hearing on March 6, 1998, the Bankruptcy Court entered an order approving the Sale on March 9, 1998. The Company and the Buyer currently contemplate that the transaction will close in late June 1998.

THE BUYER

     The Buyer, a Delaware corporation, is a wholly-owned subsidiary of EqualNet, a Texas corporation. EqualNet is a long-distance telephone company that, as of March 31, 1998, provides telecommunications service to approximately 30,000 customers nationwide. EqualNet markets its services primarily to small business customers with monthly long-distance bills of less than $1,000 and uses independent marketing agents and an internal sales force in selling its services. EqualNet generated its sales volume primarily through its network of independent marketing agents and through the acquisition of customer accounts of other resellers. In early 1998, EqualNet entered into several related agreements with the Willis Group LLC, a Texas limited liability company (the "Willis Group"), and MCM Partners, a Washington limited partnership. These agreements provided for a recapitalization of EqualNet and the acquisition by EqualNet of certain telecommunications network assets and switches.

THE TERMS OF THE SALE

     Under the Revised Offer, the Company agreed to sell substantially all of its assets to the Buyer in exchange for the following consideration: (i) the payment and discharge by the Buyer of all obligations of the Company on the Closing Date in respect of the outstanding principal amount of, and all accrued and unpaid interest on, the debtor-in-possession facility to be provided by EqualNet in an amount of up to $1,500,000 (the "EqualNet Facility"); (ii) a cash payment in an amount equal to the excess of $3,000,000 over the outstanding principal amount of, and all accrued and unpaid interest on, the EqualNet Facility on the Closing Date; (iii) a cash payment in the amount of $472,500;
(iv) the assumption of up to $1,000,000 of the Greyrock Facility; (v) a cash payment equal to all amounts paid to satisfy arrearages for assumed leases or executory contracts, if any; and (vi) shares of Series C Convertible Preferred Stock of EqualNet equal to the quotient of (A) 40% of the annualized Revenue
Amount, as defined in and adjusted pursuant to the Purchase Agreement, and (B) $27.50.

         However, if on the Closing Date, the Company owes less than $1,500,000 under the EqualNet Facility, then (i) the Company shall repay Greyrock an amount of up to $300,000 and (ii) EqualNet shall issue to the Company, as agent for the Company and its subsidiaries, a promissory note in an amount equal to the amount repaid to Greyrock by the Company. In addition to the foregoing, pursuant to the Purchase Agreement, the Company must, on the Closing Date, make a payment to Greyrock of not more than $73,969.

         The EqualNet Parties also agreed to take operational control of the Company beginning March 17, 1998 and, in connection therewith, to assume all operating losses of the Company accruing on or after April 1, 1998 through the Closing Date.

THE EQUALNET FACILITY

     In order for the Company to be able to continue to pay its operating costs pending consummation of the Sale to the Buyer, EqualNet provided the Company with the EqualNet Facility. Without the EqualNet Facility, the Company would have been unable to continue operating through the Closing Date. Amounts advanced pursuant to the EqualNet Facility are entitled to superpriority administrative expense status and are secured to the extent provided in the stipulation setting forth the terms of the EqualNet Facility. The EqualNet Facility was due to mature on May 31, 1998, subject to automatic renewals for additional sixty (60) day periods, unless either party gives the other notice of termination at least fifteen (15) days prior to a scheduled maturity date. The EqualNet Facility was extended prior to May 31, 1998.

         Pursuant to the Bankruptcy Court's approval of the EqualNet Facility, the liens securing the EqualNet Facility are junior and subordinate to (a) the liens securing the Greyrock DIP Facility, (b) any obligations of the Company under the Greyrock Prepetition Facility and (c) any payments made by Greyrock to a Service Provider or to any third party in order to continue operations during foreclosure of Greyrock's interest in its collateral. On March 13, 1998, the Bankruptcy Court entered an order approving the EqualNet Facility. As of May 1, 1998, $1,500,000 was outstanding under the EqualNet Facility. The EqualNet Parties have also made payments of approximately $1,000,000 on account of certain expenses chargeable to them pursuant to the Management Agreement.

THE TRANSITION TO EQUALNET

         For various technical and operating reasons, the transition of the Company's customers to the Buyer's network takes several weeks to months to accomplish. Therefore, in order to facilitate the transition of the customers and to limit the cost and expense borne by the Company through the Closing Date, the Company and the EqualNet Parties entered into a Management and Services Agreement (the "Management Agreement") on March 12, 1998, pursuant to which (i) the EqualNet Parties agreed to take operational control of the Company as of March 17, 1998 and (ii) the Company agreed to provide telecommunications services to the EqualNet Parties from the Closing Date until the transition to the Buyer of the Company's customers is completed. On March 24, 1998, the Bankruptcy Court approved the Management Agreement.

         As contemplated under the Management Agreement, the EqualNet Parties took operational control of the Company as of March 17, 1998. As part of the transition to EqualNet, the Company has begun to wind down its operations, to vacate many of its leased spaces and to return certain pieces of equipment that are no longer needed. Pursuant to the provisions of the Bankruptcy Code, the Company has rejected the real property and equipment leases covering the premises and equipment either vacated or turned over by the Company. In particular, in April 1998, the Company reached an agreement with Siemens Telecom Networks f/k/a Siemens Stromberg-Carlson and a/k/a Telecommunications Finance Group ("TFG") under which the Company rejected the leases of its switches, but will be permitted to use the switches and certain computer equipment at no cost for various periods of time. The Company has also filed a motion to reject the lease of its headquarters space (the "Headquarters Lease") at Promenade Center, but has entered into a new lease for a smaller area in the same building. The Company also terminated a number of employees whose services were no longer needed.

THE WIND DOWN

         The Company anticipates that it will take several months to completely wind down its business operations and to dispose of its remaining assets. During this period, the Company will also need to review and resolve the claims filed against it and bring any appropriate recovery proceedings under the Bankruptcy Code. Finally, the Company will need to oversee the distribution of recoveries under the plan of reorganization.

         The Company has appointed Windle Ewing to head a team of employees who will participate in the wind down process.

ASSETS AND LIABILITIES

         As required under bankruptcy law, the Company filed, on January 29, 1998, a Schedule of Assets and Liabilities (the "Schedule") and Statement of Financial Affairs (the "Statement") after receiving one extension of the originally mandated filing date. The Schedule and the Statement report information as of the Petition Date. The Company sought authorization to file a consolidated Schedule and Statement for all debtors, rather than the customary separate reports for each debtor entity. The Company sought such relief based on management's assertion that the Company's books and records had not been maintained in a manner which would allow for individual Schedules and Statements in a timely or cost effective fashion. The Bankruptcy Court authorized such relief by order dated January 13, 1998.

     In the Schedule, the Company listed assets of $44,6265,937 comprised of real and personal property. The Company listed $9,157,535 in secured claims, $761 in unsecured priority claims and $44,595,307 in unsecured nonpriority claims. These prebankruptcy liabilities total $53,753,603. This statement of liabilities may not include all claims against the Company as the Company listed a large number of priority and nonpriority unsecured creditors for whom the Company was unable to provide a claim amount. The Bankruptcy Court set June 1, 1998 as the last day by which each creditor of the Company must file a proof of its claim including a claim amount and designation of which debtor the claim is asserted against. The universe of prebankruptcy claims against the Company cannot be stated with certainty until all claims filed by that date have been recorded and reviewed.

THE PLAN OF REORGANIZATION

         The Company intends to draft a plan of reorganization (the "Plan") pursuant to which it will distribute to its creditors the net proceeds of the Sale and the disposition of any other assets as well as any recoveries from proceedings brought under the Bankruptcy Code. The Company is currently in discussions with representatives of major creditors of the debtor parent holding company and the various debtor subsidiaries regarding Plan concepts and distribution issues. The principal issues under discussion are (i) whether the Company and its subsidiaries, or any combination thereof, should be substantively consolidated and (ii) the appropriate allocation of the proceeds to be distributed between and among the estates of each of the debtor entities. The Company currently has the exclusive right to file a plan of reorganization until June 18, 1998 and the exclusive right to solicit acceptances of it until August 16, 1998. The Company is seeking a 100 day extension of these periods, which it expects will be granted by the Bankruptcy Court.

         Under bankruptcy law a plan of reorganization must provide for satisfaction of claims against a debtor according to a particular hierarchy. All secured claims and claims arising during the course of the Chapter 11 case, including professional fees, must be paid in full before unsecured priority claims can receive any recovery. Likewise, all priority unsecured claims must be satisfied before general unsecured claims can receive any distribution. Finally, all claims must be paid in full before shareholders receive any return.

     Regardless of the outcome of the discussions with creditor representatives, however, based on the anticipated proceeds from the Sale, the disposition of remaining assets and any recoveries obtained through proceedings brought under the Bankruptcy Code, the Company believes that general unsecured creditors will receive substantially less than a full recovery on their claims and that the shareholders of the Company will not receive any distribution under a plan of reorganization. Upon the closing of the Sale and confirmation of a plan of reorganization, the Company will liquidate and cancel all shares.

ITEM 2.  PROPERTIES.

         In anticipation of the closing of the Sale, the Company and the Buyer have been conducting a review of all of the Company's owned and leased properties in order to make a determination as to the continuing need for such properties.

         Throughout 1997, the executive offices of the Company and its subsidiaries were located on three floors in the Promenade Center in Richardson, Texas. The Company occupied these premises under the Headquarters Lease, which had a five year term expiring in 2001. In light of the anticipated closing of the Sale and the transfer of operational control of the Company to the Buyer, the Company no longer had the need for such extensive premises. However, the Company determined that it would continue to need reduced office space for several months while the operations of the Company were wound down and the Chapter 11 cases concluded. As a result of discussions with the Headquarters Lease landlord, the Company entered into an arrangement for a short term lease of premises on one floor of Promenade Center (the "Short Term Lease"). The Short Term Lease is for an initial term of 90 days, with a month to month option thereafter. In early May 1998, the Company filed a motion seeking authorization to reject the Headquarters Lease and to enter into the Short Term Lease. The Bankruptcy Court has not yet entered an order granting these requests.

         In addition, in 1997 the Company had two separate leases for two areas of office space in a building in Glendale, California ("Glendale Office"). In March 1997, the Company and the Buyer determined that the Company no longer needed all of the leased space in Glendale. An order approving rejection of one lease for the Glendale Office is pending before the Bankruptcy Court.

         The Company leases space in Dallas, Denton, Lubbock, Plano and Van Alstyne, Texas, Phoenix, Arizona and Los Angeles, California for the switches which route long distance calls. In addition to the foregoing, the Company leases storage facilities and parking spaces in Dallas, Texas. The Company and the Buyer have not yet made a determination as to the ultimate disposition of these leases.

         During 1997, the Company also leased space for sales offices in various locations in Arkansas, Arizona, Colorado, Kansas, Louisiana, New Mexico,
Oklahoma and Texas. These leases were all terminated prior to the Chapter 11 cases, or, pursuant to Bankruptcy Court order, subsequent to the Petition Date.

         In 1997, the Company owned their operator services and customer service facilities in Levelland, Texas. This property is included in the assets being sold to the Buyer. The Company also owns an office building in Midland, Texas which is subject to a deed of trust and vendor's lien note having $91,509 in principal amount due as of May 1998. Throughout 1997, the Midland property was leased to an unrelated third party. This property is not included in the sale to the Buyer and the Company is engaged in discussions regarding a sale to the present tenant.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court and subject to the Sale and the Management Agreement discussed above. The Company currently retains the exclusive right to file a plan of reorganization until June 18, 1998 and to solicit acceptances of a plan of reorganization until August 16, 1998, but the Company is seeking a 100 day of extension of these periods which it expects will be granted by the Bankruptcy Court. The Bankruptcy Court has set June 1, 1998 as the last date by which claims against the Company which arose prior to the Petition Date must be filed. Claims filed against the Company prior to this date and certain other claims brought against the Company which are incident to the Chapter 11 case will be resolved within the context of the Chapter 11 case.

         There was one material legal proceeding pending against the Company prior to the Petition Date, and one action as to which the Company was the plaintiff:

         On July 23, 1997, a suit was filed against the company by NTS Communications, Inc. in the 364 District Court of Lubbock County, Texas, Cause No. 97-560, 640 (NTS COMMUNICATIONS, INC. VS. SA TELECOMMUNICATIONS, INC., D/B/A/ U.S. COMMUNICATIONS, INC., D/B/A/ LONG DISTANCE NETWORK, INC., AND D/B/A/ SOUTHWEST LONG DISTANCE NETWORK, INC.). On August 6, 1997, the plaintiff amended its original petition to add USC, LDN and Southwest Long Distance Network, Inc. as defendants. The suit was filed by a vendor alleging nonpayment of telecommunications services provided by such vendor to the Company under a contract with the Company in the amount of $864,436.10 and seeks such amount plus interest and attorney's fees. The Company answered the complaint raising affirmative defenses. Continuation of this action has been stayed as a result of the Company's Chapter 11 filing. Any allowed portion of the claim asserted in the NTS Communications, Inc. litigation should be a general unsecured claim in the Chapter 11 cases and, as such, should be compromised pursuant to any plan of reorganization confirmed in the Company's bankruptcy case.

         The Company filed suit on January 23, 1996 against Dickinson & Co., an investment banking firm ("Dickinson"), its parent, Dickinson Holding Corp. and Polish Telephone and Microwave Corporation ("PTMC") in the 298th Judicial District Court for Dallas County, Texas, Cause No. 96-00768-M (SA TELECOMMUNICAITONS, INC. F/K/A SA HOLDINGS V. DICKINSON CO. & DICKINSON HOLDINGS CORP. AND POLISH TELEPHONE CAN MICROWAVE CORPORATION). The Company has alleged, among other claims, that Dickinson intentionally and willfully breached its fiduciary duty to the Company under its financial consulting agreement with the Company and that it interfered with the business relationship between the Company and PTMC in conspiracy with the other two defendants. The
         Company is seeking an unspecified amount of actual and exemplary damages and recovery of attorneys fees. The matter was scheduled for trial on November 24, 1997. While discussions regarding a settlement of this action were taking place on or about the Petition Date, no settlement was ever finalized. Continuation of this action has been stayed as a result of the Company's bankruptcy filing.

         In addition to the foregoing, two actions were settled during 1997:

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

         On September 17, 1997 the parties reached a settlement of a suit filed in the Circuit Court of the 20th Judicial Circuit, St. Clair County, Illinois (THE PEOPLE OF THE STATE OF ILLINOIS VS. LONG DISTANCE NETWORK, INC.), Cause No. 96CH394, the terms of which were not material to the Company. The Company entered into a consent judgment ("Consent Judgment") resolving the allegations that the Company had engaged in unfair and deceptive acts or practices in the conduct of trade and commerce in violation of the Illinois Consumer Fraud Act. Pursuant to the Consent Judgment, the Company agreed to ensure that it would not engage in the violative practices alleged in the future, make restitution for past acts, if necessary, and pay a fine in the amount of $35,000 to the State of Illinois.

         In addition to the foregoing, within the context of the Chapter 11 cases, certain of the Service Providers filed motions seeking termination of their contracts with the Company as well as other forms of relief. In general, prosecution of these motions has been stayed for so long as the Company complies with the provisions of the Interim Payment Orders. However, certain components of the motions have been argued before the Bankruptcy Court and are currently sub judice. The Service Providers' termination of service to the Company as a result of a ruling in their favor would have a material adverse effect on the Company's ability to continue operations, and, therefore, upon the closing of the Sale to the Buyer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Annual Meeting of Stockholders of the Company on May 29, 1997, holders of 12,372,995 shares of the Company's Common Stock were present in person or by proxy, constituting a quorum. The proposals described below were voted on by such stockholders of the Company as follows:

(1) A proposal to elect four (4) directors, for a three-year term or until their respective successors are elected and qualified, as follows: John Q. Ebert, Dean A. Thomas, John H. Nugent and Barry J. Williams, M.D. Such proposal was approved as follows:

Nominee                          For             Against          Abstain
-------                          ---             -------          -------
John Q. Ebert*                 12,272,250         21,179          79,570
Dean A. Thomas                 12,260,700         32,425          79,570
John H. Nugent**               12,272,100         21,325          79,570
Barry J. Williams, M.D.        12,265,600         27,825          79,570

  *  Mr. Ebert resigned from the Board of Directors effective in July 1997.

  ** Mr. Nugent resigned from the Board of Directors effective in August 1997.

(2) A proposal to approve and adopt certain amendments to the Company's 1994 Employee Stock Option Plan. Such proposal was approved as follows:

               For              Against         Abstain
              4,014,142         589,128         27,305

(3) A proposal to ratify the Board of Director's appointment of Price Waterhouse LLP as independent public accountants for the Company for the fiscal year ending December 31, 1997. Such proposal was approved as follows:

               For               Against        Abstain
            12,309,295            51,450         12,250


Price Waterhouse LLP resigned as independent public accountants for the company as of December 17, 1997. Hein + Associates LLP was retained by the EqualNet Parties to conduct an audit, at their expense, of the Company prior to the Closing Date.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         For most of 1997, the Common Stock was traded on the Nasdaq SmallCap Market tier of the Nasdaq under the symbol "STEL." However, effective on the close of business on November 11, 1997, the Company was notified that it no longer met Nasdaq maintenance requirements, and its Common Stock had been excluded from further Nasdaq trading. Instead, quotations for the Common Stock were available only on the OTC-Bulletin Board and the pink sheets.

         Based on the anticipated proceeds from the Sale, the disposition of remaining assets and any recoveries obtained through proceedings brought under the Bankruptcy Code, general unsecured creditors will receive substantially less than a full recovery on their claims and the shareholders of the Company will not receive any distribution under a plan of reorganization. The market that has developed for the Company's Common Stock on the OTC-Bulletin Board and the pink sheets is not sponsored or supported by the Company.

         High and low stock prices and dividends for the last two years were:

FISCAL QUARTER           STOCK PRICE:   STOCK PRICE: LOW      DIVIDEND PAID PER
--------------           ------------   ----------------      -----------------
                              HIGH                              COMMON SHARE
                              ----                              ------------
First Quarter 1996            $2.59           $2.03                None
Second Quarter 1996           $3.84           $2.16                None
Third Quarter 1996            $2.66           $2.00                None
Fourth Quarter 1996           $2.16           $1.44                None
Fiscal Year 1996              $3.84           $1.44                None
First Quarter 1997            $1.688          $1.156               None
Second Quarter 1997           $1.625          $0.813               None
Third Quarter 1997            $1.063          $0.156               None
Fourth Quarter 1997           $0.50           $0.0156              None
Fiscal Year 1997              $1.688          $0.0156              None


         The Company has not declared or paid cash dividends on its Common Stock since inception. On May 14, 1998, the last reported sale price of the Common Stock as reported on the OTC-Bulletin Board and the pink sheets was $0.0600 per share and there were approximately 480 holders of record of the Common Stock on such date.

          Dividends on the Company's outstanding Series A Stock accrue at the rate of $0.72 per share per annum and are payable in kind in the form of Series A Cumulative Convertible Stock or cash. No dividends were declared on the Series A Stock during 1997.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

         The  following   table  sets  forth  certain  items  in  the  Company's
Consolidated Statements of Operations as a percentage of its revenues for the years ended December 31, 1995, 1996 and 1997.


                                                                        Years Ended December 31,
                                                           1995                 1996                  1997
Operating revenue                                          100%                 100%                  100%
Cost of revenue                                              68                  63                    89
                                                    -        --          -       --           -        --
Gross Profit                                                32                   37                    11
Operating Expenses:
General and administrative                                  32                   31                    57
Depreciation and amortization                                6                    8                    12
Impairment of long-lived asset values                        0                    0                    66
Nonrecurring network reconfiguration costs                   0                    2                     0
Nonrecurring restructuring and integration costs             0                    6                     0
                                                    -        -           -        -           -         -
Loss from continuing operations before other                (6)                 (10)                 (124)
Other income (expense)                                      (3)                 (5)                   105
                                                            ---                 ---                   ---
Loss from continuing operations                             (9)                 (15)                  (19)
Loss from discontinued operations                          (22)                   0                     0
Extraordinary net gain on extinguishment of debt             0                    4                     0
                                                    -        -           -        -           -         -
Net loss                                                   (31)                 (11)                  (19)
                                                           ----                 ----                  ----
Net cash provided by (used in) operating            $(1,224,486)         $   635,390          $(21,868,058)
activities
Net cash used in investing activities               $(7,141,820)         $(3,172,528)         $ (1,066,698)
Net cash provided by financing activities           $ 8,858,613          $16,073,866          $  8,802,785
Net loss                                            $(6,465,963)         $(4,054,515)         $ (7,474,338)


Year Ended December 31, 1997 Versus Year Ended December 31, 1996

          Revenues increased $4,172,510, or 11%, from $35,668,502 in fiscal 1996 to $39,841,012 in fiscal 1997. The number of minutes billed increased 73,000,000, or 41%, from approximately 179,000,000 minutes in 1996 to approximately 252,000,000 minutes in 1997.

         The overall increase in revenue was primarily due to the acquisition of Addtel as of November 1, 1996, which accounted for $17,473,000 in fiscal 1997 revenues compared to $5,299,000 in fiscal 1996. Increases in consolidated revenues from Addtel operations were offset by a decline of approximately $8,000,000 in revenues from all other sources. Minutes billed from non Addtel sources declined by only 18,000,000 minutes, from approximately 157,000,000 minutes in 1996 to approximately 139,000,000 minutes in 1997. However, the average rate per minute declined from $.19 per minute at the beginning of 1997 to $.12 per minute in December 1997.

         A principal factor in the decline of the Company's average billing rate per minute was the sale of NATC, a subsidiary that generated monthly billings of approximately 100,000 minutes at an average rate of $1.37 per minute. The Company also lost revenue from operator services billings in August 1997 that generated approximately 500,000 minutes per month at $.50 per minute. The Company also suffered a drop in its retail minutes throughout 1997 due to attrition. The cumulative effect of this loss was approximately 2,000,000 minutes per month at an average rate of $.17 per minute.

         Gross profit decreased from $13,138,274 in fiscal 1996 to $4,441,872 in fiscal 1997. The $8,696,402 decrease was attributable to several factors. For example, the Company experienced a change in its ratio of retail to wholesale business from 85%/15% to 70%/30% in 1997. Gross margins are usually higher on retail business than on wholesale. Also, the following factors should be considered regarding the reported balance of cost of sales for 1996 of $22,530,228: 1) approximately $1,500,000 in line costs was included in accounts receivable at December 31, 1996, principally due to disputed costs, that were charged to cost of sales in 1997 after it became clear that they were not collectible; 2) $806,436 of line costs related to Addtel was reclassified as non-recurring costs in the 1996 statement of operations; and 3) in 1996 the Company capitalized $2,489,106 of line costs related to bringing new switches on line, including the costs of testing and integration of new circuits.

     General and administrative expenses increased $11,642,365, from $10,927,890 in fiscal 1996 to $22,570,255 in fiscal 1997. The increase was primarily attributable to the additional costs associated with the newly-acquired Addtel operations and the effect of the Company's bankruptcy filing. Approximately $6,284,000 of charges, $3,039,401 of which were for professional fees that included estimated amounts projected through the wind down of the Company in 1998, were directly related to the bankruptcy and the Company's decision to change from a going concern basis to a liquidation basis accounting. A charge of $3,120,219 was recorded in 1997 to write-off deferred debt issuance costs plus prepaid expenses that have no future value on a liquidation basis, to adjust inventory to net realizable value in liquidation and to recognize additional capital lease obligations due pursuant to bankruptcy regulations.

     Depreciation and amortization increased $1,841,788, from $2,861,900 in fiscal 1996 to $4,703,688 in fiscal 1997. The increase was attributable to the additional depreciable assets added by acquisitions in 1996. Addtel and FCLD were acquired in 1996 and the assets purchased were depreciated for two months and four months, respectively, in 1996.

         The Company recorded an impairment of long-lived assets of $26,554,261 in fiscal 1997. No corresponding impairment was recorded in fiscal 1996. The impairment was recorded in late fiscal 1997 to reduce the carrying amounts of long-lived assets to their estimated values. The primary assets for which an impairment was recorded were excess of cost over net assets acquired ($20,215,000), and property and equipment ($6,100,000).

     Interest expense increased $3,381,688, from $2,129,876 in fiscal 1996 to $5,511,564 in fiscal 1997. The increase was primarily due to (1) the additional interest expense associated with the increases in total debt with the issuances of convertible notes and subordinated debentures in August 1996, March 1997 and August 1997, as described above, and (2) a charge to interest expense of $1,986,000 in fiscal 1997 for the difference between the face amount of the $8,800,000 of debentures issues in 1997 and the $6,814,000 of proceeds.

         The Company recorded other income of $47,283,136 in fiscal 1997 to reduce liabilities as of December 31, 1997 to the estimated liquidation value of assets at that date. This entry was necessary as part of the change in basis of accounting from the going concern basis to the liquidation basis as of December 31, 1997. There was no corresponding entry in the fiscal 1996 financial statements.

Year Ended December 31, 1996 Versus Year Ended December 31, 1995

          Revenues  increased  $14,920,481,  or 72%, from $20,748,021 in 1995 to
$35,668,502 in 1996. Revenue minutes increased approximately 82,000,000, or 85% from approximately 97,000,000 in 1995 to approximately 179,000,000 in 1996.

          On a pro forma basis, as though the acquisition of USC occurred at the beginning of 1995, revenues and minutes for 1996 increased 24% and 29%, respectively, compared with pro forma revenues of $28,695,683 or approximately 139,000,000 revenue minutes for 1995. Revenue growth for 1996 was also impacted by the FCLD acquisition which contributed $1,049,504 and the Addtel acquisition which contributed $2,057,176 in retail revenue and $3,241,667 in wholesale revenue. Operator services, wholesale (excluding Addtel) and international call back business revenues increased by $257,335 from 1995 to 1996; however, as a percentage of total revenues, declined from 35% in 1995 to 21% in 1996. The Company's marketing strategy continued to be the aggressive marketing of its "1+" services, which had a higher gross profit margin, and the de-emphasizing of operator services, wholesale (excluding Addtel) and international call back business which were less profitable product lines.

     The Company planned on phasing out the wholesale business obtained in the Addtel acquisition by the end of the second quarter of 1997. The wholesale business was substantially less profitable than the retail business and bore a higher credit risk.

         Gross profit increased by $6,506,366 from $6,631,908 in 1995 to $132,138,274 in 1996. The gross profit margin increased by 5% from 32% in 1995 to 37% in 1996. This increase was primarily attributable to the integration and operation of the Company's network coupled with an increased number of calls originating and terminating on the network more than offsetting the unfavorable impact of the circuit availability problems experienced during the third and fourth quarters of 1996, as discussed under "Liquidity and Capital Resources." Additionally, there has been an overall improved call mix with the higher margin "1+" traffic comprising a larger percentage of total traffic than the lower margin operator service and wholesale traffic. Negatively impacting the margin was the $3,241,667 of wholesale revenue from the Addtel acquisition which has a 4% gross profit margin.

     General and administrative expense increased by $4,449,496 from $6,478,394 in 1995 to $10,927,890 in 1996, and as a percentage of revenues, decreased from 32% in 1995 to 31% in 1996. The increase in total general and administrative expense was attributable to additional growth and acquisitions in 1996. However, the full impact of general and administrative expense reductions from the integration of FCLD and Addtel would not be realized until this process was completed. The decrease as a percentage of revenues reflected management's continued focus on cost containment.

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

         During 1996, the Company incurred a $2,015,506 nonrecurring restructuring and integration charge to operations comprised of (i) $227,201 for restructuring the Company's sales organization, (ii) $1,224,511 for discontinuing the Company's international call back product line, and (iii) $543,794 for integration of the FCLD and Addtel acquisitions during 1996.

     The $227,201 sales restructuring charge represents excess and duplicate costs in the fourth quarter of 1996 arising from restructuring the Company's sales organization from a predominant single sales channel direct approach to a more cost effective four channel approach consisting of (i) direct sales, (ii) telemarketing, (iii) agents, and (iv) mass marketing. Major customer accounts continued to be solicited by direct sales efforts. The preponderance of this charge was comprised of salary and benefit costs associated with headcount reductions. The $1,244,511 charge for discontinuing the Company's international call back product line was principally comprised of employee associated costs and reserves for uncollectible accounts receivable. The $543,794 charge for integration of the FCLD and Addtel acquisitions was principally comprised of costs associated with excess and duplicate personnel reductions. The integrations of FCLD and Addtel were expected to be completed by March 31, 1997 and June 30, 1997 respectively.

         During 1995, the Company incurred a $143,558 nonrecurring charge to operations related to the discontinuation of its non-telecommunication Russian ventures. This charge was made for costs associated with winding down the affairs of these ventures including termination costs, collectibility of receivables, and write-down of certain assets.

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

         The Company incurred a net loss of $6,465,963 in 1995 as compared to $4,054,515 in 1996. This improvement is primarily attributable to the one-time net extraordinary gain on extinquishment of debt, improved profit margins, and the absence of a discontinued operations charge in 1996, partially offset by the nonrecurring charges, increased interest expense and increased depreciation and amortization expense.

Liquidity and Capital Resources

         The Company's initial entry into the telecommunications business was the result of the acquisition of North American Telecommunications Corporation in 1991. Growth of the Company's customer base and business operations has been accomplished through acquisitions of assets and entities engaged in the telecommunications business. In 1994 and 1995, the company acquired two switchless resellers of long distance services. Using a strategy of growth by acquisition resulted in 1996 purchases of one switched reseller, two switchless resellers and a third party customer verification services/telemarketing company.

         The aforementioned acquisitions had an aggregate purchase price of approximately $25 million, which the Company initially financed with bank debt of $7 million, common stock purchase obligations of $2.9 million and $2.1 million of subordinated debentures. In August 1996, the $7 million of bank debt, $2.1 million of debentures and the $2.9 million stock purchase obligation were paid from proceeds of a $27.2 million private placement of convertible notes. The balance of the $25.4 million netted from the sale of the notes was used to complete the 1996 acquisitions described above.

         The utilization of long-term debt as a source of capital to finance acquisitions resulted in adding $2.8 million in 1996 of annual fixed charges for interest due on the $27.2 million of notes payable. The Company has historically relied upon external sources of capital to meet its ongoing working capital needs. Since its inception, the Company has not been able to generate a profit from its business activities or earn sufficient gross margins to cover its fixed charges. The operating deficit totaled approximately $9.1 million for the fiscal years ended December 31, 1994, 1995 and 1996. In fiscal 1997, approximately $21.9 million was used by operations despite the implementation of a restructuring plan in July 1997 that focused on the reduction of costs and expenses.

     Without sufficient internal sources of liquidity from its operating activities, the Company had significantly eroded its equity position by the beginning of 1997. The resulting debt/equity ratio significantly reduced the possibility of attracting any form of equity capital or financing tied to the Company's equity securities. A credit facility was completed with Greyrock Business Credit by agreement dated December 26, 1996, as amended February 12, 1997, which gave the Company new borrowing capacity of $4 million against its accounts receivable. In February 1997, approximately $1.4 million was borrowed from this facility to pay the semi-annual interest payment due on the $27.2 million notes payable.

         Two additional private placements of debentures, $3.8 million in March 1997 and $5.0 million in August 1997, generated net proceeds after discounts of $6.73 million. The Company used approximately $1.5 million to pay semi-annual interest payments due in August 1997, repaid $1.5 on the Greyrock credit facility and used the balance of the proceeds to meet working capital/operational needs. In November 1997, the Company had to seek protection under Chapter 11 of the Federal Bankruptcy Code.

     Certain of the Company's existing obligations and administrative expenses incurred after the filing of the bankruptcy petition have been paid from accounts receivable remittances not applied to the Greyrock Facility (approximately 20 %), available borrowing capacity on the Greyrock Facility and from a $1.5 million debtor-in-possession lending arrangement with EqualNet, which has agreed to purchase the Company's customer base and existing business operations. As of April 1, 1998 the purchaser has assumed responsibility for the Company's business operations.

         Upon completion of the aforementioned transaction, the Company will receive cash and preferred stock of approximately $4,000,000 to pay remaining administrative expenses and priority claims. Any remaining cash or stock will be distributed to the holders of pre-petition claims against the Company. EqualNet, the purchaser of Company's assets, will assume the obligations of the Greyrock Facility. The Company expects to complete a liquidation of its remaining assets in connection with distributions to creditors as required by the Bankruptcy Court.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See consolidated financial statements starting on page F-3.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On December 17, 1997, Price Waterhouse LLP, the Company's independent accountants, resigned as the Company's auditor. Hein + Associates LLP was retained by the EqualNet Parties to conduct an audit, at their expense, of the Company prior to the Closing Date.

         During the last two fiscal years, and any subsequent interim period through December 17, 1997, no disagreements existed between the Company and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements, in connection with its report on the financial statements, nor have there been any reportable events (as defined under Regulation S-K item
304). The reports of Price Waterhouse LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         At May 1, 1998, the executive officers and directors of the Company were as follows:

Howard F. Curd                   33      Director (since 1995), Chairman
Igor I. Mamantov                 56      Director (since 1993)
Dean A. Thomas                   78      Director (since 1992)
Barry J. Williams, M.D.          53      Director (since 1992)
Pete W. Smith                    43      Director (since 1993)
Thomas L. Cunningham             55      Director (since 1995)
Reuben F. Richards               41      Director (since 1996)
Albert B. Gordon, Jr.            56      Interim Chief Executive Officer (since
                                         November 1997)
Dennis Lee Gundy                 53      Senior V.P. and General Manager of
                                         Operations


         The following is a description of the business experience and other matters concerning the Company's executive officers and directors.

          HOWARD F. CURD was elected as a director of the Company in September 1995 and became Chairman of the Board in July 1997. Mr. Curd is President, CEO, Director and shareholder of Jesup & Lamont Group Holdings, Inc., a diversified financial holding company. Jesup & Lamont Group Holdings, Inc. operates primarily through its two operating subsidiaries, Jesup & Lamont Securities Corporation, a fully registered NASD broker/dealer, and JLCM, a full service investment bank and financial advisory company. Mr. Curd is Chairman, President and CEO of Jesup & Lamont Securities Corporation and a Managing Director of JLCM. He has held such positions for more than five years.

          IGOR I. MAMANTOV was appointed Vice President of the Company in October 1992, became President of Baltic States/CIS Ventures, Inc., a wholly owned subsidiary of the Company, in November 1992 and was appointed to the Board of Directors of the Company in July 1993. Mr. Mamantov also served as Vice President - Corporate Development, a position from which he resigned in 1997.
From 1987 to 1992, Mr. Mamantov had been consulting others in product development and distribution in the Eastern European markets through his company, Dallas International Marketing, Inc. Prior to organizing this company, Mr. Mamantov was associated with Ideal Industries, Inc., Parker Pen Company, and Ridge Tool Company, managing and developing their foreign marketing and distribution divisions.

          DEAN A. THOMAS was elected as a director of the Company in March 1992. Mr. Thomas is a retired insurance executive and actuary and was associated with Lincoln National Life Insurance Company in various management capacities. He retired in 1983 as a Vice President of Lincoln National Life after 40 years of service. Since 1983, Mr. Thomas has been active as a business consultant to insurance companies and others.

          BARRY J. WILLIAMS, M.D. has served as a member of the Board of Directors of the Company since March 1992. Dr. Williams is a family practitioner in Plano, Texas and has served as Vice President of Medshare, Inc., an international medical software development and sales company since January 1993 and served as President of Plano Physicians Group, Inc. from 1989 to 1995. In addition to being the former Chief of Staff of HCA Medical Center of Plano and Vice Chairman of the Board of Trustees, Dr. Williams has served on the Board of Directors of Koewell Oil & Gas Corp., Strategic Industries, Inc., United City Corporation and West Plano Medical Center, Inc.

          PETE W. SMITH was elected to the Board of Directors of the Company in July 1993. Since 1971, Mr. Smith has been the President of Spectrum International Corp., a distributor of tools, test equipment and maintenance related products in the electronics and telecommunications industries. Mr. Smith has also been President of PulseTech Products Corp., a distributor of battery enhancement devices, since August 1994.

          THOMAS L. CUNNINGHAM, was elected to the Board of Directors of the Company in July 1995. Since January 1, 1997 and from September 1991 to August 1992 and during April 1995, Mr. Cunningham has been a self-employed business consultant and corporate director operating as Cunningham Enterprises. From May 1995 through December 1996, Mr. Cunningham was employed as a vice president and senior investment research analyst at Rauscher Pierce Refsnes, Inc., a subsidiary of Interra Financial, Inc. From January 1993 to March 1995, Mr. Cunningham was employed as a securities analyst at William K. Woodruff & Company Incorporated. From August 1992 to January 1993, he served as Chief Operating officer of Healthcare Billing Management, Inc., Medical Infusion Technologies, Inc. and fifteen additional privately-owned related entities engaged in providing outpatient infusion services to oncology patients. From June 1963 (partner since 1979) to September 1991, he was associated with Ernst & Young and predecessor "Ernst" firms. Mr. Cunningham has been a director of Bluebonnet Savings Bank FSB, Dallas, Texas, a federally chartered savings bank that is privately owned, since December 1991. He is a member of the National Association of Corporate Directors. Mr. Cunningham is licensed as a Certified Public Accountant and under NASD Series 24, Series 7, and Series 63.

          REUBEN F. RICHARDS, was elected as a director of the Company in March 1996. Mr. Richards has been President and Chief Executive Officer of EMCORE Corporation, a publicly held compound semiconductor technology and equipment manufacturing company since October 1995. Mr. Richards has been Senior Managing Director of JLCM since June 1994. From January 1991 through June 1994, Mr. Richards was a principal of Hauser Richards & Co., Inc., an investment firm.

          ALBERT B. GORDON, JR., a principal at Jay Alix & Associates since August 1995, was appointed by the Bankruptcy Court on November 20, 1997 to serve as Interim Chief Executive Officer of the Company. His practice at Jay Alix & Associates focuses on crisis management and restructuring. Prior to his association with Jay Alix & Associates, Mr. Gordon was with J.P. Morgan & Co. for 29 years where he served in corporate banking and corporate finance management positions. Mr. Gordon was the head of the Special Loan Department at J.P. Morgan & Co. from 1986 to 1995 and was appointed as a Managing Director in 1991.

          DENNIS LEE GUNDY was appointed Senior Vice President and General Manager in 1997. Prior to joining the Company Mr. Gundy was an international independent consultant for the strategic planning of several telecommunications providers in the Congo, Mexico, South America, Russia and the Ukraine. Mr. Gundy has 36 years of experience in executive management, engineering, construction and operations of domestic and international telecommunications companies. During the past 16 years, Mr. Gundy was a founding team member for several fast-growth, entrepreneurial organizations such as US Sprint, International Telecharge and St. Thomas/San Juan Telephone Company.

          In  addition,   the  following  individuals  served  as  directors  or
executive officers during 1997, but resigned from their positions in 1997. The date and position at time of resignation are noted:

Jack W. Matz, Jr.             48   Director (since 1989); Chairman of the Board
(Resigned from office July         of Directors and Chief Operating Officer
1997; resigned from
directorship November 1997)

Paul R. Miller                55   Director (since 1995); President and Chief
(Resigned from office July         Operating Officer
1997; resigned from
directorship August 1997)

J. David Darnell               52  Director (since 1993); Vice President and
(Resigned November 1997)           Chief Financial Officer

John H. Nugent                 53  Director (since 1995); Vice President -
(Resigned August 1997)             Acquisition/Business Development

Lynn H. Johnson                49  Vice President, General Counsel
(Resigned November 1997)

John Q. Ebert                  57  Director
(Resigned July 1997)


         JACK W. MATZ, JR. Served as Chairman of the board and Chief Executive Officer of the Company. He resigned his positions as an officer in July 1997 and his directorship in November 1997. For more than eight years, Mr. Matz served as President of the Company and its predecessor, Strategic Abstract & Title Corporation. Mr. Matz has also served as director and/or executive officer of the following privately held corporations: Strategic Industries, Inc., an investment company (1982-1989); El Dorado Systems (Canada), Inc., a computer systems firm (1983-1986); HCS Drilling and Operating Corporation, an oil and gas firm (1981-1984) and Koewell Oil and Gas Corporation (1980-1981). Prior to these relationships, Mr. Matz held numerous positions with Chrysler corporation, ending with zone sales manager for the Rocky Mountain States in 1981.

          PAUL R. MILLER was elected President, Chief Operating Officer and a director of the Company in February 1995. He resigned his positions as an officer in July 1997 and his directorship in August 1997. He previously served as Executive Vice President of Long Distance Network, Inc. since 1991. LDN was acquired by the Company in March 1994 and is currently a wholly owned subsidiary of the Company. Mr. Miller's career in telecommunications began in 1981 with U.S. Telephone, Inc. as a member of the management team. His last position with that company was Vice President of Sales, Southwest. He left U.S. Telephone, Inc. in 1984 and for the next three years was involved in other start-up companies concentrating in the field of telecommunications. In 1987, Mr. Miller was appointed Vice President of Sales, North Region for ClayDesta Communications and directed the sales effort in that area. He left ClayDesta in 1988 to join Telesphere International, Inc. as Vice President of Sales where he directed a nationwide sales force until joining LDN.

         J. DAVID DARNELL was appointed Vice President-Finance and Chief Financial Officer of the Company in October 1993 and became a director of the Company in December 1993. He resigned from his positions in November 1997. From December 1989 through September 1993, Mr. Darnell was Chief Financial Officer and a minority owner of Message Phone, Inc., a privately held intellectual property company which develops, patents and licenses technology for the telecommunications industry. From 1986 through November 1989, Mr. Darnell held several key financial management positions with TIC United Corporation, a privately held conglomerate and a group of privately owned insurance companies, the largest of which was American Equitable Life Insurance Company. Mr. Darnell is a certified public accountant.

          JOHN H. NUGENT was elected to the Board of Directors of the Company in July 1995 and was elected a Vice President of the Company in September 1996. He resigned from his positions in August 1997. Mr. Nugent served as a consultant to the Company from June 1, 1996 to August 31, 1996 when he became an employee of the Company. Mr. Nugent was engaged in a consulting practice between August 1993 and August 31, 1996. He was also employed by CDx, Inc. a physiological laboratory involved in monitoring cardiac patients over the public switched telephone network, as Vice President and Director from January 1995 to November 1995. Mr. Nugent has served as an Adjunct Professor of advanced accounting and corporate finance courses at the University of Dallas (Graduate School of Management) from 1988 to December 1991. From September 1985 to March 1992, Mr. Nugent was President and a member of the Board of Directors of AT&T/DATOTEK, INC. a wholly owned subsidiary of American Telephone and Telegraph Company ("AT&T"). From January 1993 through August 1993, Mr. Nugent served as President and a member of the Board of Directors of AT&T Aviation Technologies and Systems, Ltd., a joint venture owned principally by AT&T. Mr. Nugent is a certified public accountant.

          LYNN H. JOHNSON served as the Company's General Counsel and Secretary since September 1995, and was elected a Vice President in January 1996 She resigned from these positions in November 1997. Ms. Johnson served as
Counsel-Corporate Acquisitions and Finance at Electronic Data Systems Corporation from August 1990 to June 1995. From 1979 to July, 1990, Ms. Johnson was a partner and an associate in the corporate section of the law firm of Hughes & Luce in Dallas, Texas.

          JOHN Q. EBERT served as a director since April 1990 and served as Secretary of the Company from April 1990 to August 1995. He resigned from these positions in July 1997. Mr. Ebert was formerly the Chairman of the Board and Chief Executive Officer of Redlake Corporation of Carmel, Indiana. Prior to Mr. Ebert's association with Redlake, he was Chairman, President and Chief Executive Officer of ATEK Information Services, Inc., an information services company. ATEK was acquired in January 1992 by Redlake Corporation. Before the ATEK relationship, Mr. Ebert was President of The Ebert Corporation, a Michigan corporation engaged in the development and administration of computerized appraisal systems and property databases for property tax administration.

         The following individuals who served as officers of the Company during 1997 also resigned from their positions in 1997 or 1998:

Jeff Petrie                           Vice President - Sales and Marketing
(Resigned March 1998)

Thomas Brighi                         Assistant Vice President and President
(Resigned February 1998)              of Uniquest

David Sherman                         Vice President - Sales and Marketing
(Resigned July 1997)

George Trevino                        Controller
(Resigned February 1998)

Cheryl Leahy                          Asst. Controller
(Resigned December 1998)

Kellie Watts                          Asst. Secretary and Asst. General Counsel
(Resigned January 1998)

Julia Judd                            Asst. Vice President - Human Resources
(Resigned  December 1997)

Robyn Cody                            Asst. Vice President - Human Resources
(Resigned August 1997)

Charles Leblo                          Vice President - Network Operations
(Resigned April 1998)

Igor Mamantov                          Vice President -
(Resigned January 1998)                Corporate Development




ITEM 11.  EXECUTIVE COMPENSATION.

          The following information is furnished for the years ended
December 31, 1997 1996, and 1995 with respect to the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose total salary during 1997 exceeded $100,000. No other executive officer of the Company received total salary and bonus compensation for services rendered to the Company during fiscal 1997 in excess of $100,000. Each of these individuals left the Company's employ prior to year end and the amount listed reflects actual amounts paid prior to or upon termination of employment.





NAME AND PRINCIPAL POSITION           ANNUAL COMPENSATION                       LONG-TERM COMPENSATION  AWARDS
                                                                                Restricted     Securities Underlying
                                                                                 Stock              Options             All Other
                                     Year        Salary            Bonus        Award(s)              SARs (#)          Compensation

Jack W. Matz, Jr                     1997      $200,276(1)       --- ---(2)      --             --                        --
   Chairman of the Board and         1996       199,379          $50,000         --                  20,000             $ 4,500(3)
   Chief Executive Officer.          1995       203,750(4)       --                          (5)  1,170,000

Paul R. Miller                       1997       147,674(6)       --- ---(2)      --             --                        --
   President and Chief               1996       195,003          50,000          --                  20,000               3,750(3)
   Operating Officer                 1995       160,000                          --                 135,000

J. David Darnell                     1997       114,878(7)       --- ---         --             --        0               --
   Vice President--Finance           1996       116,253          25,000          --                  72,500               2,250(3)
   and Chief Financial               1995       114,000                          --                 118,750


Lynn H. Johnson                      1997       118,572(7)       -- -----        --             --                        --
   Vice President, General           1996       104,777          25,000          $48,331             62,500               1,500(3)
   Counsel and Secretary             1995        29,000(9)                       (8)

John H. Nugent                       1997        99,789(10)      -- -----
   Vice President, Acquisition/      1996        69,000(11)
   Business Development


(1) Compensation paid to Mr. Matz during 1997 falls into 2 distinct components. He received $165,896.46 in salary and vacation pay. This amount also included a payment of $14,583.33 which reflected an increase in compensation for 1997, retroactive to January 1, 1997, which was approved by the Board of Directors in March 1997. Simultaneously with his resignation as an officer, Mr. Matz entered into a separation agreement with the Company which included a consulting agreement effective August 1, 1997; pursuant to which Mr. Matz was to receive $11,460 per month for the first six months of the term. Mr. Matz received $34,380.00 pursuant to this consulting agreement in 1997.

(2) By letter dated May 20, 1997 Mr. Matz and Mr. Miller waived all rights to a bonus.

(3) The Company committed to make matching contributions to each of the named executive officers in the employ of the Company for fiscal 1996 under the Company's recently adopted 401(k) Plan with respect to contributions by such participants in 1996. However, the payments were not made until fiscal 1996.

(4) Includes $40,000 paid in 1995 which represented accrued compensation for 1994.

(5) Effective March 24, 1995, Mr. Matz received an option to acquire up to 1,000,000 shares of Common Stock in connection with the renegotiation of his Employment Agreement.

(6) Mr. Miller's compensation in 1997 included payment of $10,416.67 which reflected an increase in compensation from 1997, retroactive to January 1, 1997, which was approved by the Board of Directors in March 1997.

(7) As per severance agreements with the Company effective October 1, 1997, both Mr. Darnell and Ms. Johnson were granted an extra 7 days accrued vacation or the equivalent payment on the earlier of (a) departure from the Company or (b) March 31, 1998. The payment to each, which is included in the total salary amount noted, was made at the time each resigned from the Company. Mr. Darnell received $12,803.16 and Ms. Johnson received $13,418.13.

(8) As of the end of 1996, Ms. Johnson held no shares of restricted stock as all of such shares were relinquished prior to the vesting thereof (which was to occur incrementally over 5 years). The market value of such shares on the date of grant was $41,300. On September 1, 1995, Ms. Johnson was granted a stock option to acquire up to 177,778 shares of Common Stock until November 30, 1995. The option was exercisable at a price of $1.125 per share and the market price of the Common Stock on the date of grant was $2.0625 per share. Ms. Johnson exercised such option to acquire 5,000 shares of Common Stock on November 29, 1995 and the remainder of the option expired unexercised. The amount shown includes the difference between the market price of the Common Stock on the exercise date and the exercise price with respect to such 5,000 shares of Common Stock.

(9) Amount shown reflects salary paid to Ms. Johnson from September 1, 1995, the beginning date of her employment with the Company, through December 31, 1995.

(10) A portion of the compensation paid to Mr. Nugent in 1997, $18,562.00, was a one-time incentive payment calculated based on revenues for certain acquisitions which closed in 1996.

(11) Mr. Nugent was a consultant for the Company from June 1 through August 31, 1996 for which services he received $27,000, which amount is included in the $69,000 noted.

STOCK OPTION GRANTS

         The following table provides information related to the stock options granted to the named executive officers during fiscal 1997. All options granted were granted pursuant to the Employee Plan at an exercise price equal to or in excess of the fair market value on the date of grant.


INDIVIDUAL GRANTS (1)


                          Number of
                          Securities          Percent of Total
                          Underlying          Options Granted To
                          Options             Employees In Fiscal    Exercise or Base
Name                      Granted(#)(2)              Year            Price ($/SH)            Expiration Date
----                      -------             -------------------    ----------------        ---------------

Jack W. Matz, Jr.           150,000                 16.4%              $ 1.53--               4/8/2002
Paul R. Miller              100,000                 10.9%                 1.53--              4/8/2002
J. David Darnell             95,000                 10.4%                 ---(3)               ---(3)
Lynn H. Johnson              95,000                 10.4%                 ---(3)               ---(3)
Windle Ewing                 25,000                 2.2%                  1.53--              4/8/2002
John Bayreaux                25,000                 2.2%                  1.53--              4/8/2002
Janice LeRoy                 10,000                 1.1%                  1.53--              4/8/2002
Robyn Cody                   10,000                 1.1%                  1.53--              4/8/2002
John Nugent                  76,497                 8.4%                  1.53--              4/8/2002



(1) Potential realizable value of options is not included in the table because it would be misleading since the Company is in bankruptcy.

(2) The options are non-transferable and forefeitable if the executive leaves the Company for any reason. After a six-month waiting period from the date of grant, the shares acquired upon exercise may only be sold over periods varying from 18 months to 24 months and are subject to repurchase by the Company under certain circumstances.

(3) Mr. Darnell and Ms. Johnson were each granted options to purchase 20,000 shares at $1.53 per share expiring on 4/8/2002; and options to purchase 75,000 shares at $.28125 expiring on 9/30/2002.

OUTSIDE DIRECTOR STOCK OPTION GRANTS DURING 1997


                         Number of Securities                 Exercise Price
           Director    Underlying Options Granted             Per Share_(1)
Thomas L. Cunningham         25,000                            $ .81
Howard Curd                  17,500                              .81
John Q. Ebert                15,000                              .81
Rueben Richards              12,500                              .81
Pete Smith                   10,000                              .81
Dean Thomas                  15,000                              .81
Barry Williams, M.D.         15,000                              .81
                             ------
                            110,000

(1) The exercise price of the options, in each case, was based upon the market value of the Common Stock of the Company on the date of each respective option grant.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

         Effective March 24, 1995, the Company entered into an Employment Agreement with Jack W. Matz, Jr., which was amended as of January 1, 1996. This Employment Agreement was also amended in March 1997, effective January 1, 1997. As per the most recent amendment (the "Employment Agreement"), the Employment Agreement with Mr. Matz would have expired on December 31, 2001, unless terminated by the Company with or without cause, or unless terminated voluntarily by Mr. Matz on 30 days written notice. If terminated voluntarily by Mr. Matz, he was only entitled to receive his base pay in effect through the date of termination.

         The Employment Agreement provided that Mr. Matz would be paid an annual base salary of $275,000, retroactive to January 1, 1997, subject to further increase by the appropriate committee of the Board of Directors. Mr. Matz was also entitled to receive annual cash bonuses based upon the attainment by the Company of certain financial goals calculated with reference to consolidated net income or EBITDA.

         The Employment Agreement also provided that Mr. Matz would be entitled to receive stock options, exercisable for a period of five years, entitling Mr. Matz to purchase up to an aggregate of 60,000 shares of Common Stock of the Company, in three 20,000 share allotments, to be granted based on achievement of specified earnings per share. Effective March 25, 1995, in connection with Mr. Matz's agreement to release any and all claims against the Company under any prior agreements relating to his employment with the Company, Mr. Matz was granted an option to acquire up to 1,000,000 shares of Common Stock at an exercise price of $1.25 per share. This stock option, which was exercisable for up to five years after full vesting, vested as to 200,000 shares of Common Stock on the date of the grant, 160,000 shares on March 24, 1996 and 1997 and provided for vesting of an additional 160,000 shares of Common Stock on each of the three anniversaries thereafter. The price to be paid for the shares to be issued pursuant to the exercise of this option could have been paid in cash, cash and a promissory note, or through the delivery of an equivalent number of shares of Common Stock to the Company. Mr. Matz also had the right to require the Company, on three separate occasions, to register the shares for sale.

         By letter dated May 20, 1997, Mr. Matz advised the Company that he would waive any bonus compensation determinable by reference to EBITDA. Subsequent thereto, Mr. Matz tendered his resignation as an employee and all positions as an officer and/or director and entered into a consulting arrangement with the Company. The terms of Mr. Matz's resignation and consulting arrangement are set forth in a letter agreement dated July 18, 1997 (the "Matz Letter"). The Matz Letter provided that Mr. Matz would be retained as a consultant for a two year period beginning on August 1, 1997 and was to receive $11,460 compensation per month for the first six months and $5,730 per month thereafter. Prior to the commencement of the Chapter 11 cases, Mr. Matz received compensation for 3 months services as a consultant.

         The Matz Letter also provided that Mr. Matz was resigning from each of the voting trusts relating to any of the Company's securities and noted his agreement to terminate any other agreement relating to the voting of the Company's securities. The Matz Letter also provided for a one year restriction on the sale of shares by Mr. Matz from the date on which he ceased to be a director or beneficial holder of at least 10% of the Common Stock.

         On March 13, 1996, the Company entered into an Employment Agreement with Paul R. Miller effective as of January 1, 1996, which was amended in March 1997, effective January 1, 1997. Pursuant to the terms of Mr. Miller's most current Employment Agreement, his annual base salary was increased to $225,000, retroactive to January 1, 1997, subject to further increase or the award of additional bonuses by the appropriate committee of the Board of Directors. Mr. Miller was also entitled to receive annual cash bonuses based upon the attainment by the Company of certain financial goals calculated with reference to consolidated net income or EBITDA. The Employment Agreement also provided that Mr. Miller would be entitled to receive stock options, exercisable for a period of five years, entitling Mr. Miller to purchase up to an aggregate of 60,000 shares of Common Stock of the Company, in three 20,000 share allotments, to be granted based on achievement of specified earnings per share. Mr. Miller had the right to require the Company to register for resale, on two separate occasions, any and all of the shares acquired as a result of exercise of these options.

     By letter dated May 20, 1997, Mr. Miller advised the Company that he would waive any bonus compensation determinable by reference to EBITDA. Subsequent thereto, Mr. Miller terminated his position as President and Chief Operating Officer of the Company effective July 2, 1997 and terminated his employment and any positions as an officer and/or his position as a director effective August 1, 1997. The terms of Mr. Miller's separation are embodied in a letter dated October 15, 1997 (the "Miller Letter"). Pursuant to the Miller Letter, Mr. Miller was to receive a payment of $75,000, in equal bi-monthly installments of $4,687.50, commencing on November 1, 1997. The Miller Letter also recites which of the stock options previously granted to Mr. Miller are fully vested.

         Effective April 11, 1996, Terry R. Houston, formerly Vice President--Telecom Acquisitions and a director for the Company, entered into a settlement agreement with the Company pursuant to which Mr. Houston's employment agreement with LDN was terminated, the Company issued to Mr. Houston certain shares of restricted Common Stock and Mr. Houston was released from his obligations under a certain promissory note.

         In conjunction with his agreement to serve as Chairman of the Board of Directors of the Company, Howard F. Curd entered into a Consulting Agreement with the Company dated as of August 13, 1997 (the "Curd Agreement"). The Curd Agreement was for a period ending on the earlier of (a) July 17, 1998 or (b) the occurrence of a defined Significant Change, which included consummation of a consolidation or merger in which the Common Stock of the Company would be converted into cash, securities or other property; the sale, lease of other transfer of the Company's assets; or approval of a plan of reorganization in a Chapter 11 case enabling the Company to emerge as an operating entity. Pursuant to the Curd Agreement, Mr. Curd was to receive compensation of $10,000 per month plus reimbursement of expenses. In addition, Curd Agreement provided for the payment of a bonus of $240,000 upon the occurrence of a Significant Event or $120,000 upon the consummation of a transaction resulting in a significant capital infusion and a change in management control.

          Pursuant to the Curd Agreement, Mr. Curd was paid $50,000 compensation in 1997 for services rendered prior to the Petition Date.

         Since the Petition Date, Mr. Curd has not received the above-described monthly compensation and it is the Company's intention to reject the Curd Agreement. However, subsequent to the Petition Date, the Company asked the Bankruptcy Court to approve a revised "Significant Change" payment arrangement for Mr. Curd. By order dated February 4, 1998, the Court approved the payment of $105,000 to Mr. Curd upon the closing of a sale of all or substantially all of the Company's assets to any purchaser within the context of the Company's Chapter 11 cases.

         In 1996, the Company entered into a Severance Agreement with Mr. Darnell in lieu of any rights Mr. Darnell previously had under an employment agreement with the Company dated August 8, 1993, except for his right to receive formula bonuses based on the annual profitability of the Company determined by measuring gross income less all operating expenses on a consolidated basis.

         In June 1996, the Company entered into a Consulting Agreement with John
H. Nugent with respect to acquisitions, dispositions and investments of the Company. Pursuant to the Agreement, Mr. Nugent was to receive compensation of $120,000 per year. Thereafter, the Company determined to employ him as Vice President, Acquisition/Business Development effective September, 1996, for which position he was to receive $120,000 per year in base salary plus an option to purchase 25,000 shares of Common Stock in September of each year for 5 years. Mr. Nugent was also to receive a one time incentive payment in cash of $18,562 and additional stock options, both of which incentives were based upon revenues for certain 1996 acquisitions. Mr. Nugent received the cash incentive payment in January 1997. Mr. Nugent resigned from his positions as an officer and a director in August 1997.

     In 1997, the Company entered into Severance Agreements providing for specified cash payments to certain officers, which Severance Agreements were to become effective upon a change in control of the Company. The Company entered into such Severance Agreements with the following officers:

                  John H. Nugent
                  Lynn H. Johnson
                  Charles Leblo
                  Windle R. Ewing
                  Kellie Watts
                  George M. Trevino
                  Timothy S. Baumann
                  Jeffrey M. Petrie
                  Igor Mamantov
                  Thomas J. Brighi
                  Julie Judd
                  Dennis L. Gundy

         Certain of the various agreements discussed in this section may be executory contracts under which claims for performance could be made, while others have terminated as a result of events both before and after the Petition Date. Except with respect to certain agreements specifically approved by the Bankruptcy Court, the Company intends to reject all of these executory contracts and any claims arising thereunder which may be asserted by the other contracting party will be treated, to the extent that they are allowed, as general unsecured claims under a plan of reorganization.

         At November 19, 1997, the Company employed approximately 229 full and part-time employees. However, the uncertainty created by the Company's prepetition financial difficulties, the Chapter 11 filing and the attempt to negotiate a sale of the business caused many experienced employees to become concerned about their futures with the Company and to become targets of recruiting agencies and competitors. The Company, therefore, concluded that it needed to create incentive programs to entice employees to remain with the Company and to avoid departures of employees crucial to its continuing operations. As a result, soon after the Petition Date, the Company filed a motion with the Bankruptcy Court seeking authorization for the creation of certain employee retention bonus and severance programs. Although the incentive plans proved somewhat beneficial, the number of employees continued to decline. Furthermore, after the transfer of operational control to EqualNet, 81 employees were terminated effective March 31, 1998. As of May 13, 1998, the Company had approximately 48 full and part-time employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table and notes thereto were included in the Proxy Statement for the Annual Meeting dated April 29, 1997 and set forth certain information as of March 31, 1997 with respect to the shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director and executive officer of the Company included under "Executive Compensation" and (iii) all officers and directors of the Company as a group. The following information has not been updated from March 31, 1997 because the Company is in bankruptcy and it would be burdensome for the Company to update this information.



                                                                           BENEFICIAL OWNERSHIP
                       NAME AND ADDRESS                                 SHARES OF
                      OF BENEFICIAL OWNER                            COMMON STOCK (1)        PERCENT (2)
                      -------------------                            ----------------        -----------
Jack W. Matz, Jr..........................................           4,018,663(3)(4)           22.3%
   1600 Promenade Center, 15th Floor
   Richardson, Texas  75080
Paul R. Miller............................................             351,272(5)               2.2%
   1600 Promenade Center, 15th Floor
   Richardson, Texas  75080
J. David Darnell...........................................            323,750(6)               2.0%
   1600 Promenade Center, 15th Floor
   Richardson, Texas  75080
Lynn H. Johnson............................................             67,500(7)                 *
   1600 Promenade Center, 15th Floor
   Richardson, Texas  75080
Igor I. Mamartov...........................................            270,000(8)               1.7%
   1600 Promenade Center, 15th Floor
   Richardson, Texas  75080
John H. Nugent.............................................             70,000(9)                 *
   1600 Promenade Center, 15th Floor
   Richardson, Texas  75080
John Q. Ebert..............................................             18,800(10)                *
   3612 Garden Brook Dr., Apt. 134
   Farmers Branch, Texas  75234
Howard F. Curd.............................................          2,040,000(11)(12)         11.6%
   650 Fifth Avenue
   New York, New York  10019
Dean A. Thomas.............................................            349,405(13)              2.2%
   1907 Ridge Creek Dr.
   Richardson, Texas  75082
Barry J. Williams, M.D.....................................            340,316(14)              2.1%
   4100 W. 15th St., #103
   Plano, Texas  75075
Pete W. Smith..............................................            487,250(15)              3.1%
   3131 Premier Drive
   Irving, Texas  75063
Thomas L. Cunningham.......................................             70,790(16)                *
   1600 Promenade Center
   Richardson, Texas  75080
Reuben F. Richards.........................................          2,000,000(11)(17)         11.4%
   650 Fifth Avenue
   New York, New York  10019

Jesup & Lamont Capital Markets, Inc........................          1,990,000(11)             11.3%
   650 Fifth Avenue
   New York, New York  10019
Northstar Investment Management Corporation................          6,098,039(18)             28.0%
   2 Pickwick Plaza
   Greenwich, Connecticut  06830
McCullough, Andrews & Capprello, Inc.......................          1,176,471(19)              7.0%
   101 California Street, Suite 4250
   San Francisco, California  94111
Dean Witter Intercapital, Inc..............................            980,932(20)              5.9%
   Two World Trade Center
   New York, New York  10048
All executive officers and directors as a group............          8,248,474(21)             38.4%
   (consisting of 13 persons)



---------------------------
*      Represents less than one percent (1%)

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless otherwise indicated, each of the persons or entities named has sole voting and investment power with respect to the shares reported.

(2) The percentages indicated are based on exercisable outstanding options and conversion privileges for each individual or entity listed and 15,668,835 shares of Common Stock issued and outstanding on March 31, 1997.

(3) Includes 992,000 shares that Mr. Matz had the right to acquire upon the exercise of stock options and Common Stock purchase warrants exercisable within 60 days.

(4) Includes a total of 2,592,289 shares that Mr. Matz had the right to vote (or direct the vote) under separate voting trusts and voting agreements but over which he does not have dispositive power. Mr. Matz, as trustee under the voting trusts, had the right to vote 1,065,135 shares of the Company's Common Stock on any matters presented to the stockholders for a vote. Each of these voting trust agreements had a duration of five years and would have terminated at various times beginning June 30, 1997 through April 12, 1999. In addition, under certain voting agreements with purchasers of the Company's Common Stock in connection with a September 20, 1995 private placement, Mr. Matz had the right to vote 37,300 shares (the "1995 Shares") of the Company's Common Stock held by, and 10,000 shares of Common Stock issuable upon, exercise of certain Common Stock purchase warrants (the "1995 Warrants" and together with the 1995 Shares (the "1995 Securities")) issued to, such purchasers. In addition, pursuant to the terms of certain voting agreements entered into with six purchasers of the Company's Common Stock purchase warrants (the "1996 Warrants") issued on May 7, 1996, Mr. Matz had the right to vote 1,337,500 shares of Common Stock issuable upon exercise thereof. The voting agreements with respect to the 1995 Securities and 1996 would have terminated on August 31, 2005 and May 2, 2006, respectively. The 1995 Warrants were exercisable until September 11, 1997. The 1996 Warrants were exercisable until May 7, 1998. The number represented hereby also includes shares of Common Stock which Mr. Matz had the right to vote under a voting agreement with Mr. Houston until the earlier of Mr. Houston's transfer of such shares or April 11, 2001, but does not include 500,000 shares of Common Stock (the "Pledged Shares") which Mr. Matz had the right to vote under a voting agreement on behalf of the former shareholders of AddTel Communications, Inc. ("AddTel"), which shares were pledged by the Company's subsidiary to such shareholders. The Pledged Shares will not be entitled to vote or be counted for quorum purposes unless and until such shares have been foreclosed upon by such shareholders pursuant to the terms of the applicable pledge agreement. Such voting rights will terminate upon the earlier to occur of January 10, 2007 or the sale of all such shares as permitted under such pledge agreement. In conjunction with his resignation as a director and officer of the Company, Mr. Matz entered into the Matz Letter which provided, in part, that he was resigning from each of the voting trusts and that he agreed to terminate any other agreements relating to voting of any of the Company's securities. SEE - "EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS."

(5) Includes 130,000 shares that Mr. Miller had the right to acquire upon the exercise of stock options exercisable within 60 days. Pursuant to that certain Voting Trust Agreement, dated April 12, 1994, Mr. Miller has transferred the right to vote 169,272 shares of Common Stock to Jack W. Matz, Jr., as Trustee on all matters presented to the stockholders for a vote. Mr. Miller retains sole dispositive power over all shares beneficially owned by him. See note 4, above, regarding current status of voting trust.

(6) Includes 318,750 shares that Mr. Darnell has the right to acquire upon the exercise of stock options exercisable within 60 days.

(7) Includes 62,500 shares that Ms. Johnson has the right to acquire upon the exercise of stock options exercisable within 60 days.

(8) Includes 270,000 shares that Mr. Mamantov has the right to acquire upon the exercise of stock options and Common Stock purchase warrants exercisable within 60 days.

(9) Includes 40,000 shares that Mr. Nugent has the right to acquire upon the exercise of stock options exercisable within 60 days.

(10) Includes 13,800 that Mr. Ebert has the right to acquire upon the exercisable of stock options exercisable within 60 days.

(11) Includes 500,000 shares of the Company's Common Stock that Jesup & Lamont Capital Markets, Inc. ("JLCM") has the right to acquire upon the exercise of Common Stock purchase warrants exercisable within 60 days and 1,440,000 shares issuable upon conversion of shares of Series A Stock of the Company. Messrs. Curd and Richards are Managing Director and Senior Managing Director, respectively, of such entity.

(12) Includes 30,000 shares that Mr. Curd has the right to acquire upon the exercise of stock options exercisable within 60 days.

(13) Includes 169,166 shares that Mr. Thomas has the right to acquire upon the exercise of stock options and Common Stock purchase warrants exercisable within 60 days.

(14) Includes 174,166 shares that Dr. Williams has the right to acquire upon the exercise of stock options and Common Stock purchase warrants exercisable within 60 days.

(15) Includes 121,666 shares that Mr. Smith has the right to acquire upon the exercise of stock options and Common Stock purchase warrants exercisable within 60 days.

(16) Includes 40,000 shares that Mr. Cunningham has the right to acquire upon the exercise of stock options exercisable within 60 days.

(17) Includes 10,000 shares that Mr. Richards has the right to acquire upon the exercise of stock options exercisable within 60 days.

(18) Includes 4,607,843 shares currently issuable upon conversion of the Company's 10% Convertible Notes Due 2006 (the "Notes") issued to Northstar High Total Return Fund, Northstar Balance Sheet Opportunities, T.D. Partners, L.P., Northstar Multi-Sector Bond Fund and Northstar High Yield Bond Fund (collectively, the "Northstar Funds"), and 1,490,196 shares currently issuable upon conversion of the Company's 10% Convertible Debenture Due 2006 (the "Debenture") issued to Northstar High Total Return Fund. Northstar Investment Management Corporation ("Northstar Investment") serves as investment advisor to each of the Northstar Funds. Thomas Ole Dial, a former director of the Company, serves as investment manager for Northstar Investment.

(19)   Includes   1,176,471  shares   currently   issuable  upon  conversion  of
       $3,000,000 principal amount of Notes that such firm has discretionary authority to buy, sell and vote for its investment advisory clients.

(20) Includes 980,932 shares currently issuable upon conversion of $2,500,000 principal amount of Notes that such firm has the power to buy, sell and vote for various mutual funds for which such firm serves as investment advisor.

(21) Includes 5,804,548 shares that 13 directors and executive officers have the right to acquire (or acquire beneficial ownership of) upon the exercise of stock options and Common Stock purchase warrants exercisable and the conversion of Series A Stock, in each case within 60 days.

Except as set forth in the chart above, the Company knows of no person or entity that on March 31, 1997 had or could be deemed to have beneficial ownership of 5% or more of the Common Stock.

         As noted above, this information was included in the Proxy Statement for Annual Meeting dated April 29, 1997 and has not been updated, except to note Mr. Matz's agreement to resign from the voting trusts and his agreement to terminate any other agreement relating to voting of the Company's shares.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the company's directors and officers, and persons who own more than 10% of the Company's Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by commission regulation to furnish the company with copies of all Section 16(a) reports they file. To the Company's knowledge, certain reports required by Section 16(a) to have been filed during the fiscal year ended December 31, 1997 were filed late, not filed, or copies of such reports were not furnished to the Company as required as follows: Only Messrs. Paul Miller, Albert B. Gordon, Jack Matz, Jr. and Thomas L. Cunningham have furnished the Company copies of timely reports of Form 5 covering the fiscal year ended December 31, 1997. Due to the Company's financial difficulties and the bankruptcy filing during 1997, many of its officers and directors resigned during the year. The Company has distributed written information to such individuals concerning their obligations under
Section 16. However, it appears that many of these individuals are uncertain about their reporting obligations in light of the bankruptcy proceedings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On February 17, 1995, Messrs. Matz, Thomas,  Williams,  Smith and Terry
R. Houston, who resigned as an officer and a director in 1996, each made a loan in the principal amount of $25,000 and Mr. Miller made a loan in the principal amount of $20,000 to the Company with an interest rate of 12% per annum. The loans were originally due on May 17, 1995 and were extended for varying periods through October 1995 for a 1% extension fee. Mr. Thomas' loan was repaid by the issuance of 27,239 shares of Common Stock. All other such loans were repaid in cash or offset in connection with the exercise of options by the Company during 1995. In addition, in connection with such loans, Messrs. Matz, Houston and Smith accepted options to purchase 14,286 shares of Common Stock and Mr. Miller accepted options to purchase 11,429 shares of Common Stock, all exercisable between June 17, 1995 and December 17, 1995 at $1.75 per share.
All of such options expired unexercised.

         In addition to the loans described above, Mr. Matz made loans to the Company with an interest rate of 12% per annum in the following principal amounts on the following dates: $48,610 on July 1, 1994, $25,000 on February 17, 1995, $75,000 on May 15, 1995 and $25,000 on June 1, 1995. The Company made aggregate repayments on such loans of $18,000 in 1994, $130,000 in 1995, and completely repaid such loans with $25,610 during 1996.

         In connection with the financing of the Company's acquisition of U.S. Communications, Inc., JLCM, one of the operating subsidiaries of Jesup & Lamont Group Holdings, Inc., purchased 166,667 shares of Series A Stock and was issued a warrant to purchase 500,000 shares of Common Stock (with an exercise price of $1.125 per share) for an aggregate of $1.5 million. In addition, the Company paid fees and expenses of $49,241 to JLCM in 1995.

         Pursuant to the Share Purchase Agreement dated as of July 31, 1995 (the "Share Purchase Agreement") under which JLCM purchased 166,667 shares of the Company's Series A Stock, the Company is obligated to use its best efforts to cause up to two persons nominated by JLCM to be elected to the Board. The Company's obligation ceases when there are less than 100,000 shares of Series A Stock outstanding or JLCM and its affiliates (together with the directors, officers and employees of JLCM and its affiliates) beneficially own collectively less than five percent (5%) of the combined voting power of all shares of capital stock then outstanding, assuming all conversion rights are exercised. Messrs. Curd and Richards were JLCM's designees to the Company's Board of Directors under the provisions of the Share Purchase Agreement and were first appointed to the Board of Directors in September 1995 and March 1997, respectively, in accordance therewith.

         In addition to the right noted immediately above, if at any time while there are at least 100,000 shares of Series A Stock outstanding, the Company fails to (a) redeem shares of Series A Stock in accordance with the terms thereof or (b) declare and legally pay the equivalent of one year's dividend payments on the outstanding shares of Series A Stock, then, in such event, the holders of such Series A Stock shall be entitled to elect, voting as a class, a certain additional number of individuals to the Board of Directors of the Company and the Company is obligated to increase the number of directorships by that number. The exact number of directors to be elected by the holders of Series A Stock is based upon a fraction of the number of directors then in office where the numerator of such fraction is equal to the maximum number of shares of Common Stock issuable upon conversion of the Series A Stock and the denominator of such fraction is equal to the total number of shares of Common Stock then outstanding on a fully diluted basis. Directors elected by the holders of the Series A Stock may not be removed at any time without the written consent of at least 51% of the shares of Series A Stock.

         On March 25, 1996, JLCM and the Company entered into an agreement resolving prior disputes regarding (i) registration and conversion rights attributable to the Series A Stock and Common Stock acquired upon the conversion of Series A Stock or upon the exercise of warrants held by JLCM; (ii) any obligation of the Company to enter into a new agreement with respect to JLCM's services; and (iii) certain fees and expenses. The parties also amended certain related provisions in existing agreements between the Company and JLCM. In connection with the resolution of these disputes, the Company agreed to pay $63,000 of fees and expenses and to issue to JLCM an additional 50,000 shares of Common Stock of the Company. Mr. Reuben Richards and Mr. Howard Curd, both directors of the Company, serve as Senior Managing Director and Managing Director, respectively, of JLCM.

          Mr. Curd agreed to serve as Chairman of the Board of Directors of the Company in July 1997. In conjunction with assuming this position, Mr. Curd entered into a Consulting Agreement, pursuant to which he received payment of $50,000 in 1997. Moreover, Mr. Curd will receive $105,000 upon the successful completion of the sale of the Company's assets. See - "EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS."

         Under various agreements with holders of the Company's securities convertible into Common Stock, Mr. Matz obtained the right to vote such shares of Common Stock held by such persons or the shares of Common Stock which were acquired by such persons upon exercise of the convertible security. Such voting agreements provided Mr. Matz with a substantial portion of his beneficial ownership of the Company's Common Stock. However, upon his resignation as an officer and director of the Company, Mr. Matz entered into a Letter Agreement which, in part, provided for his resignation from each voting trust relating to any of the Company's securities and noted his agreement to terminate any other agreement relating to the voting of the Company's securities. See "EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS."

         In connection with his resignation from the Company, Mr. Matz entered into a letter agreement dated June 18, 1997 setting forth the terms of his resignation and the terms of a consulting arrangement with the Company. Mr. Matz was to be retained as a consultant for a two-year period beginning on August 1, 1997. He was to receive $11,460 per month for the first six months and $5,730 thereafter. Mr. Matz received payment for three months prior to the commencement of the Chapter 11 cases. See - "EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS."

     In connection with his resignation as a director and as President and Chief Operating Officer, Paul Miller entered into a letter agreement dated October 15, 1997 which provided that he was to receive $75,000 in equal bi-monthly installments of $4,687.50, commencing on November 1, 1997. He did not receive any payments prior to the Petition Date. See - "EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS."

         Effective April 11, 1996, Mr. Houston, formerly Vice President--Telecom Acquisitions and a director for the Company, entered into a settlement agreement with the Company pursuant to which Mr. Houston's employment agreement with LDN was terminated, the Company issued to Mr. Houston certain shares of restricted Common Stock and Mr. Houston was released from his obligations under a certain promissory note. See - "EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS."

         On June 21, 1996, Mr. Nugent, a director of the Company who resigned in August 1997, entered into a consulting agreement to perform certain acquisition related services for the Company for which he received aggregate compensation of $40,000. On September 1, 1996 Mr. Nugent became an employee of the Company and on September 18, 1996, he was elected as a Vice President of the Company. The Company agreed to pay Mr. Nugent a base salary of $120,000 per annum and a bonus comprised of cash and stock options. In 1997, Mr. Nugent also received a one time incentive bonus in cash of $18,562 plus stock options, which bonus was based upon revenues for 1996 acquisitions. See - "EMPLOYMENT AGREEMENTS AND CHANGE-IN-C0NTROL ARRANGEMENTS."

         On March 25, 1997, Northstar High Total Return Fund purchased $3,800,000 principal amount of the Company's 10% Convertible Debenture Due 2006 for $3,230,000 and on August 13, 1997 purchased $5,000,000 amount of the Company's 10% Convertible Debenture Due 2006 for $3,500,000. Northstar Investment Management Corporation has the power to buy, sell and vote for the Debentures as well as $11,750,000 principal amount of Notes and the aggregate of 6,098,039 shares of Common Stock into which such Note and Debenture are convertible, held by Northstar High Total Return Fund and other mutual funds which hold such securities. Thomas Ole Dial, who served as a director of the Company from October 1996 to March 24, 1997, is Executive Vice President and Chief Investment Officer for Northstar Investment Management Corporation. Northstar Investment Management is a majority owned subsidiary of Reliastar Financial Corporation. Mr. Dial has been President and sole shareholder of TD & Associates since August 1993. TD & Associates is the General Partner of TD Partners. Northstar Investment Management has been the sub-advisor to TD & Associates since September 1994.

     Three members of the Board of Directors, Thomas L. Cunningham, Dean Thomas and Howard Curd, served on the Company's executive oversight committee which was appointed in June 1997. Mr. Cunningham received $26,426 from the Company in connection with services on this Committee and certain consulting services and Mr. Thomas received payment of $6,650 in connection with his services on this Committee. Mr. Curd was eligible for payment in connection with service on this Committee but waived this right when he entered into the Curd Agreement.

          Mr. Mamantov, who serves as a director, also served as Vice President of Corporate Development until January 30, 1998. He received a severance payment of $2,885 in February 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

1.  Financial Statements

         The following financial statements of SA Telecommunications, Inc. and its subsidiaries are included at the indicated pages of the document as stated below:

         Report of Independent Accountants:

                  Hein & Associates LLP for the year ending
                  December 31, 1997                                 F-1

                  Price Waterhouse LLP for the years ending
                  December 31, 1996 and 1995                        F-2

         Statement of Net Assets in Liquidation as of               F-3
         December 31, 1997

         Consolidated Balance Sheet as of December 31, 1996         F-4

         Consolidated Statement of Operations for the years ended
         December 31, 1997, 1996 and 1995                           F-5

         Consolidated  Statement  of  Changes  in  Shareholders'
         Equity and Net Assets in  Liquidation  for the Period
         from  January  1, 1995  through December 31, 1997          F-6

         Consolidated Statements of Cash Flows for the years        F-7 and
         ended December 31, 1997, 1996 and 1995                     F-8

         Notes to Financial Statements                              F-9 through
                                                                    F-23


2.  Financial Statement Schedules                                   F-24

3.  Exhibits

(b) Reports on Form 8-K filed in the fourth quarter of 1997 and the first quarter of 1998:

       On November 20, 1997, the Company filed a Form 8-K dated November 11, 1997, which reported the removal of the Company's Common Stock from the Nasdaq and the Company's filing for bankruptcy relief. The Form 8-K includes as exhibits two press releases.

       On December 3, 1997, the Company filed a Form 8-K dated November 19, 1997 announcing its filing for bankruptcy.

       On December 23, 1997, the Company filed a Form 8-K dated December 17, 1997, which reported the resignation of Price Waterhouse LLP as the Company's independent accountants and auditor. The Form 8-K included a copy of the resignation letter from Price Waterhouse LLP to the Securities and Exchange Commission.

       On January 9, 1998, the Company filed a Form 8-K dated January 8, 1998, which reported the execution of a letter of intent, and an amendment thereto, by and between the Company, EqualNet and the Willis Group pursuant to which the Company will sell substantially all of its assets to the EqualNet Parties. The Form 8-K includes a copy of the letter of intent and the amendment thereto.

       On January 28, 1998, the Company filed a Form 8-K dated January 15, 1998 announcing the execution of the Purchase Agreement, by and among the Company, the Buyer and EqualNet pursuant to which the Company will sell substantially all of its assets to the EqualNet Parties. The Form 8-K includes a copy of the Purchase Agreement.

       On January 30, 1998, the Company filed a Form 8-K dated January 22, 1998, which reported the filing by the Company with the Bankruptcy Court of its initial operating report and November monthly operating report. The Form 8-K includes a copy of the cover sheet for the Company's initial operating report and a copy of the Company's November monthly operating report.

       On February 11, 1998, the Company filed a Form 8-K dated February 4, 1998, which reported the filing by the Company with the Bankruptcy Court of its December monthly operating report. The Form 8-K includes a copy of the Company's December monthly operating report.

       On March 5, 1998, the Company filed a Form 8-K dated February 26, 1998, which reported the filing by the Company with the Bankruptcy Court of its January monthly operating report. The Form 8-K includes a copy of the Company's January monthly operating report.

       On March 24, 1998, the Company filed a Form 8-K dated March 4, 1998, which reported the execution of an amendment to the Purchase Agreement and the approval of the Sale by the Bankruptcy Court. The Form 8-K includes a copy of the amendment to the Purchase Agreement and the Bankruptcy Court order approving the Sale.

       On March 25, 1998, the Company filed a Form 8-K dated March 19, 1998, which reported the filing by the Company with the Bankruptcy Court of its February monthly operating report. The Form 8-K includes a copy of the Company's February monthly operating report.

       On April 9, 1998, the Company filed a Form 8-K dated March 10, 1998 announcing the EqualNet Facility and the Management Agreement and the approval by the Bankruptcy Court of the Company's execution of these agreements. The Form 8-K includes copies of (i) the EqualNet Facility documents, (ii) the Management Agreement and (iii) the Bankruptcy Court orders approving each of the transactions.

(c)    Exhibits

       10.1 Purchase Agreement by and among the Company, EqualNet Corporation, EqualNet Holding Corp. and the Willis Group dated January 15, 1998 and amendment thereto dated March 10, 1998. The Purchase Agreement was annexed to the Form 8-K filed on January 28, 1998 and is incorporated herein by reference. The amendment was annexed to the Form 8-K filed on March 24, 1998 and is incorporated herein by reference.

       16.1 Letter of resignation as independent accountants and auditors from Price Waterhouse LLP dated December 17, 1997. This document was annexed to the Form 8-K filed on December 23, 1997 and is incorporated herein by reference.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 1998                      SA Telecommunications, Inc.
                                               (Registrant)

                                        By /s/ Albert B. Gordon, Jr.
                                           -------------------------
                                           (Interim Chief Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/  Albert B. Gordon, Jr.
--------------------------
(Albert B. Gordon, Jr.)
(Interim Chief Executive Officer)

Directors:

/s/  Howard F. Curd
--------------------------
(Howard F. Curd)
(Chairman of the Board)


/s/ Igor I. Mamantov
--------------------------
(Igor I. Mamantov)


/s/ Dean A. Thomas
--------------------------
(Dean A. Thomas)


/s/ Barry J. Williams, M.D.
--------------------------
(Barry J. Williams, M.D)



--------------------------
(Pete W. Smith)


/s/ Thomas L. Cunningham
--------------------------
(Thomas L. Cunningham)



--------------------------
(Reuben F. Richards)

                          REPORT OF INDEPENDENT AUDITOR

Board of Directors
SA Telecommunications, Inc.
Dallas, Texas

We have audited the statement of net assets in liquidation of SA Telecommunications, Inc. as of December 31, 1997, and the statements of operations, cash flows and changes in shareholders' equity and net assets in liquidation for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, in November 1997, the Company filed for protection under the U.S. Bankruptcy Code. However, in early 1998, management of the Company determined that the remaining assets most likely either would be sold or assigned to secured creditors, with any remaining proceeds distributed to other creditors. Therefore, the Company is not expected to continue as a going concern, and as a result, has changed its basis of accounting as of December 31, 1997, from the going concern basis to the liquidation basis.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material aspects, the net assets in liquidation of SA Telecommunications, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles applied on the bases of accounting described in the preceding paragraph.




Hein + Associates LLP

Dallas, Texas
April 23, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SA Telecommunications, Inc.


In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity as of and for each of the two years in the period ended December 31, 1996, prior to restatement (not presented separately herein), present fairly, in all material respects, the financial position of SA Telecommunications, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of SA Telecommunications, Inc. for any period subsequent to December 31, 1996 nor have we examined any adjustments applied to the 1996 financial statements.



PRICE WATERHOUSE LLP
Dallas, Texas
March 25, 1997

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1997

                                     ASSETS

Cash and cash equivalents                                                                  $      228,495
Trade accounts receivable                                                                       3,658,276
Inventory, prepaid expenses and other                                                              61,576
Property and equipment                                                                          5,587,636
Customer lists and other intangibles                                                            5,026,018
                                                                                           --------------

                  Total assets                                                             $   14,562,001
                                                                                           ==============


                                   LIABILITIES

Post-petition accounts payable and accrued expenses                                        $   5,446,690
Notes payable due secured creditors expected to be assumed                                     3,551,544
Other notes payable and capital lease obligations due secured creditors                        4,537,190
Priority claims accounts payable and accrued expenses                                            538,526
Pre-petition accounts payable and accrued expenses                                            11,518,229
Unsecured notes payable                                                                          252,958
Unsecured subordinated debt                                                                   36,000,000
Total liabilities before adjustment to reduce liabilities to estimated                     -------------
liquidation value of assets                                                                   61,845,137
Less adjustment to reduce liabilities to estimated liquidation value of assets:
   Secured creditors                                                                            (110,691)
   Other creditors                                                                           (47,172,445)
Total adjustment to reduce liabilities to estimated liquidation value of assets              (47,283,136)


                 Total liabilities                                                         $  14,562,001
                                                                                           =============

Commitments and contingencies (Note 20)

                  See accompanying notes to these consolidated
                              financial statements

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1996

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                             $ 14,360,466
    Accounts and note receivables:
       Trade, net of allowance for doubtful accounts of $2,796,946                           7,035,710
       Other, net of allowance for doubtful accounts of $31,479                              1,481,072
    Inventory                                                                                  136,875
    Prepaid expenses and other                                                                 594,081
                  Total current assets                                                      23,608,204

PROPERTY AND EQUIPMENT                                                                      10,054,937
Less accumulated depreciation and amortization                                              (1,380,307)
Net property and equipment                                                                   8,674,630
                                                                                          -------------

EXCESS OF COST OVER NET ASSETS ACQUIRED, net of accumulated amortization                    27,902,634
OTHER ASSETS:
         Debt issuance cost                                                                  2,083,843
         Other                                                                                 409,758
                  Total other assets                                                         2,493,601
                                                                                          -------------
                  Total assets                                                            $ 62,679,069
                                                                                          =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                      $  2,023,955
    Accrued telecommunications expenses                                                     11,360,002
    Other accrued expenses                                                                   2,382,504
    Acquisition obligation                                                                   9,500,000
    Short-term notes payable                                                                   782,239
    Current maturities of long-term obligations                                                570,859
                                                                                          -------------
                  Total current liabilities                                                 26,619,559

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                              28,477,903
                                                                                          -------------
COMMITMENTS AND CONTINGENCIES (Note 20)
SERIES A REDEEMABLE PREFERRED STOCK, $.00001 par value, 250,000 shares
   authorized; and 180,000 shares issued                                                     1,330,303
                                                                                          -------------

SHAREHOLDERS' EQUITY:
    Common Stock, $.0001 par value, 50,000,000 shares authorized; and 16,858,053
       shares issued                                                                             1,686
    Additional paid-in capital                                                              26,402,671
    Accumulated deficit                                                                    (16,299,038)
    Treasury stock (1,197,518 shares) at cost                                               (3,854,015)

                  Total shareholders' equity                                                 6,251,304

                  Total liabilities and shareholders' equity                              $ 62,679,069
                                                                                          =============



                  See accompanying notes to these consolidated
                              financial statements

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the Years Ended December 31,
                                                                       1997             1996              1995
                                                                      ------           ------            ------
Telecommunications revenues                                       $ 39,841,012     $ 35,668,502      $ 20,748,021
Cost of revenue                                                     35,399,140       22,530,228        14,116,113
                                                                  -------------    -------------     -------------

Gross profit                                                         4,441,872       13,138,274         6,631,908
                                                                  -------------    -------------     -------------
Operating expenses:
   General and administrative                                       22,570,255       10,927,890         6,478,394
   Depreciation and amortization                                     4,703,688        2,861,900         1,287,225
   Impairment of long-lived asset values                            26,554,261            -                 -
   Nonrecurring network reconfiguration costs                            -              806,436             -
   Nonrecurring restructuring and integration costs                      -            2,015,506           143,399
                                                                  -------------    -------------     -------------
Total operating expenses                                            53,828,204       16,611,732         7,909,018
Loss from continuing operations before other income
    (expense) and extraordinary item                               (49,386,332)      (3,473,458)       (1,277,110)
Other income (expense):
   Interest expense                                                 (5,511,564)      (2,129,876)         (682,796)
   Adjustment to reduce liabilities to estimated liquidation
       value of assets                                              47,283,136            -                 -
   Other, net                                                          140,422          221,175            24,685
                                                                  -------------    -------------     -------------
         Total other income (expense)                               41,911,994       (1,908,701)         (658,111)
                                                                  -------------    -------------     -------------
Loss from continuing operations before extraordinary item           (7,474,338)      (5,382,159)       (1,935,221)
                                                                  -------------    -------------     -------------
Discontinued operations:
   Provision for operating losses during phase-out period                -                -              (475,000)
   Loss from impairment                                                  -                -            (4,055,742)
                                                                  -------------    -------------     -------------
         Loss from discontinued operations                               -                -            (4,530,742)
                                                                  -------------    -------------     -------------
Loss before extraordinary item                                      (7,474,338)      (5,382,159)       (6,465,963)
Extraordinary item-- net gain on extinguishment of debts                 -            1,327,644             -
                                                                  -------------    -------------     -------------
Net loss                                                            (7,474,338)      (4,054,515)       (6,465,963)
Preferred dividend requirements, including accretion                  (408,537)        (248,344)         (125,352)
                                                                  -------------    -------------     -------------

Net loss applicable to common shareholders                        $ (7,882,875)    $ (4,302,859)     $ (6,591,315)
                                                                  =============    =============     =============
Loss per weighted average common share outstanding:
    Continuing operations (basic and diluted)                     $      (0.48)    $      (0.35)     $      (0.17)
    Discontinued operations (basic and diluted)                   $      -         $      -          $      (0.39)
    Loss before extraordinary item (basic and diluted)            $      (0.48)    $      (0.35)     $      (0.56)
    Extraordinary item (basic and diluted)                               -                 0.08              -
    Net loss per share (basic and diluted)                        $      (0.48)    $      (0.27)     $      (0.56)
    Net loss per share applicable to common shareholders
     (basic and diluted)                                          $      (0.50)    $      (0.28)     $      (0.57)
                                                                  =============    =============     =============
    Weighted average number of common shares
      outstanding                                                 $ 15,663,304       15,199,928        11,639,186
                                                                  =============    =============     =============

                  See accompanying notes to these consolidated
                              financial statements

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          AND NET ASSETS IN LIQUIDATION

                                                               For the Period from January 1, 1995 through December 31, 1997

                                                               Series B Preferred Stock         Common Stock            Additional
                                                                 Shares       Amount      Shares           Amount    Paid-in Capital
                                                                 ------       ------      ------           ------    ---------------
Balances at January 1, 1995                                         -       $    -       10,566,139       $  1,057     $ 15,629,114
Private placements of common stock                                  -            -        1,981,120            197        2,379,464
Issuance of common stock for exercise of options                    -            -          914,861             92          633,521

Issuance of Series B Preferred Stock for acquisition of USC      125,000      575,280          -               -               -
Issuance of warrants for acquisition and financing  of USC          -            -             -               -          2,213,000
Preferred dividend requirements, including accretion                -            -             -               -
Net loss for the year                                               -            -             -               -               -
                                                               ----------   ----------    ----------       ----------    -----------

                                                               ----------   ----------    ----------       ----------    -----------
Balances at December 31, 1995                                    125,000      575,280     13,462,120         1,346       20,855,099

Private placements of common stock                                  -            -           251,700            25          369,975
Issuance of common stock for:
         Exercise of options                                        -            -           524,036            52          632,444
         Exercise of warrants                                       -            -         1,090,000           109        1,362,391
         Conversion of debt                                         -            -           267,856            27          449,973
         Other                                                      -            -           419,318            42          750,633
Issuance of common stock for acquisition of USC securities      (125,000)    (575,280)       843,023            85        1,613,229
Issuance of warrants                                                -            -              -              -            368,927
Preferred dividend requirements, including accretion                -            -
Net loss for the year                                               -            -              -              -               -
                                                               ----------   ----------    ----------       ----------    -----------
Balances at December 31, 1996                                       -            -        16,858,053         1,686       26,402,671

Issuance of common stock for cash                                   -            -            23,000             2           11,183
Preferred dividend requirement, including accretion                 -            -              -              -              -
Net loss for the year                                               -            -              -              -              -
Adjustments for expected liquidation                                                     (16,881,353)       (1,688)     (26,413,854)
                                                               ----------   ----------    ----------       ----------    -----------

                                                               ----------   ----------    ----------       ----------    -----------
Net assets in liquidation at December 31, 1997                      -       $    -              -          $     -       $     -
                                                               ==========   ==========    ==========       ==========    ===========

                                                                    Accumulated       Treasury
                                                                     Deficit           Stock         Total
                                                                    -----------       --------       -----
Balances at January 1, 1995                                        $(5,404,864)    $ (240,950)    $9,984,357
Private placements of common stock                                        -           (44,057)     2,335,604
Issuance of common stock for exercise of options                          -          (171,594)       462,019

Issuance of Series B Preferred Stock for acquisition of USC               -              -           575,280
Issuance of warrants for acquisition and financing  of USC                -              -         2,213,000
Preferred dividend requirements, including accretion                  (125,352)          -          (125,352)
Net loss for the year                                               (6,465,963)          -        (6,465,963)
                                                                   -----------    -----------    -----------

                                                                   -----------    -----------    -----------
Balances at December 31, 1995                                      (11,996,179)      (456,601)     8,978,945

Private placements of common stock                                        -              -           370,000
Issuance of common stock for:
         Exercise of options                                              -          (497,414)       135,082
         Exercise of warrants                                             -              -         1,362,500
         Conversion of debt                                               -              -           450,000
         Other                                                            -              -           750,675
Issuance of common stock for acquisition of USC securities                         (2,900,000)    (1,861,966)
Issuance of warrants                                                      -                          368,927
Preferred dividend requirements, including accretion                  (248,344)                    (2,48,344)
Net loss for the year                                               (4,054,515)          -        (4,054,515)
                                                                   -----------    -----------    -----------
Balances at December 31, 1996                                      (16,299,038)    (3,854,015)     6,251,034

Issuance of common stock for cash                                         -              -           11,185
Preferred dividend requirement, including accretion                   (408,537)          -         (408,537)
Net loss for the year                                               (7,474,338)          -       (7,474,338)
Adjustments for expected liquidation                                24,181,913      3,854,015     1,620,386
                                                                   -----------    -----------    -----------

                                                                   -----------    -----------    -----------
Net assets in liquidation at December 31, 1997                     $      -       $     -         $    -
                                                                   ===========    ===========    ===========

                  See accompanying notes to these consolidated
                              financial statements

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Years Ended December 31,
                                                                            1997             1996             1995
                                                                          --------         --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $ (7,474,338)    $ (4,054,515)    $ (6,465,963)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
      Extraordinary net gain on extinguishment of debts                        -          (1,327,644)           -
      Provision for discontinued operations                                    -               -            4,530,742
      Depreciation and amortization                                        4,703,688       2,861,900        1,287,225
      Provision for losses on accounts receivable                          1,947,230       2,197,083          455,793
      Write off of debt issuance costs                                     2,293,202           -                -
      Write off of debenture discount                                      1,985,851           -                -
      Cash used for discontinued SATC business                                 -               -             (263,320)
      Impairment of long-lived assets                                     26,554,261           -                -
      Adjustment to reduce liabilities to estimated liquidation
        value of assets                                                  (47,283,172)          -                -
      Other                                                                 (570,102)         17,946          (44,587)
      (Increase) decrease, net of effect of acquisitions:
         Accounts and notes receivable                                     2,911,276        (925,570)        (862,288)
         Prepaid expenses and other                                          669,380        (280,481)         394,822
         Other assets                                                          -               9,162          320,990
      Increase (decrease), net of effect of acquisitions:
         Accounts payable and accrued expense                             (7,605,334)      2,137,509         (577,900)
                                                                         ------------    ------------     ------------
         Net cash provided by (used in ) operating activities            (21,868,058)        635,390       (1,224,486)
                                                                         ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                    (1,066,698)     (3,588,786)        (193,276)
   Purchase of First Choice, net of cash acquired                              -          (2,244,110)           -
   Purchase of Addtel, net of cash acquired                                    -          (6,840,481)           -
   Acquisition obligation - Addtel                                             -           9,500,000            -
   Purchase of USC, net of cash acquired                                       -               -           (6,974,685)
   Other                                                                       -                 849           26,141
          Net cash used in investing activities
                                                                         ------------     ------------     ------------
                                                                          (1,066,698)     (3,172,528)      (7,141,820)
                                                                         ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings                                                              6,730,000      29,269,805        7,450,000
   Debt issuance cost                                                       (418,000)     (2,174,799)           -
   Principal payments of obligations                                      (1,066,574)     (9,671,270)      (1,971,510)
   Net additions to line of credit                                         3,546,174           -                -
   Proceeds from private placements of common stock                            -               -            2,073,104
   Purchase of treasury stock                                                  -          (2,900,000)           -
   Proceeds from common stock sale                                            11,185           -                -
   Proceeds from exercise of options                                           -             187,630          307,019
   Proceeds from exercise of warrants                                          -           1,362,500            -
   Proceeds from Series A Redeemable Preferred Stock                           -               -            1,000,000
                                                                         ------------     ------------     ------------
         Net cash provided  by financing activities                        8,802,785      16,073,866        8,858,613
                                                                         ------------     ------------     ------------

INCREASE (DECREASE) IN CASH                                              (14,131,971)     13,536,728          492,307

CASH, beginning of year                                                   14,360,466         823,738          331,431
                                                                         ------------     ------------     ------------
CASH, end of year                                                        $   228,495      $14,360,466      $  823,738
                                                                         ============     ============     ============

                  See accompanying notes to these consolidated
                              financial statements

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:

During the year ended December 31, 1997, the Company entered into capital leases for telecommunications equipment and a billing computer in the amount of $3,587,000.

   During the year ended December 31, 1997, the Company accrued dividends and recorded accretion on the Series A Preferred Stock of $408,537.







                  See accompanying notes to these consolidated
                              financial statements

                  SA TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

SA Telecommunications, Inc. (STEL or the Company) is a full-service, regional interexchange carrier that has provided intrastate, interstate and international service, as well as a variety of operator and other services. In November 1997, the Company filed for protection under the U.S. Bankruptcy Code. In January 1998, the Company entered into an agreement to sell a significant portion of its assets as described in Note 3. Due to the bankruptcy filing and the Company's intention to sell and otherwise dispose of its remaining assets, the Company has changed its basis of accounting to the liquidation basis effective December 31, 1997, which is described in Note 2.

The Company has conducted its domestic telecommunication operations through U.S. Communications, Inc. (USC) (acquired effective June 1, 1995 - see Note 6), Long Distance Network, Inc. (LDN) (acquired in 1994 - see Note 7) and AddTel Communications, Inc. (Addtel) (acquired effective November 1, 1996 - see Note
4). USC, LDN and Addtel provide direct dial long distance services to small and medium-sized commercial customers and, to a lesser extent, residential customers. Additionally, operator services (telephone calling card, collect, third party billing, and credit card calls requiring operator assistance) are provided to hotels, motels, hospitals, universities, private pay telephone owners, and residences. Domestic telecommunications revenue comprised approximately 97%, 95% and 92% of consolidated revenues in 1997, 1996 and 1995, respectively.

The Company conducted its international call back telecommunications operations mainly in Central and South America through North American Telecommunications Corporation (NATC). NATC is a private telecommunications carrier which provides various long distance telecommunications services to its foreign customers, including interchange services, operator services, international long distance, voice mail, conference calling, and facsimile distribution. Foreign revenues comprised approximately 3%, 5% and 8% of total consolidated revenues in 1997, 1996 and 1995, respectively. NATC conducted business under the product name of "GlobalCOM". The Company sold the operations of NATC in 1997 for an interest in future profits. No material amounts related to the sale have been recorded in the accompanying financial statements.

Until September 1995, the Company participated in various joint ventures in the Baltic States and Commonwealth of Independent States (formerly the Soviet Union). At September 30, 1995, the Company terminated its participation in these joint ventures to focus on its telecommunications business. These operations had no significant impact on the consolidated statements of operations for the year ended December 31, 1995.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Basis of Accounting

As described above, in January 1998 the Company agreed to sell certain assets and operations and expects that its remaining assets either will be assigned to secured creditors or sold with any remaining proceeds distributed to other creditors. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis as of December 31, 1997. The liquidation basis of accounting presents assets at the amounts expected to be realized in liquidation and liabilities at amounts expected to be paid to creditors. The accompanying financial statements present liabilities at their stated amounts and include a contra-liability to reduce the total liabilities to the estimated liquidation value of the assets, because the relative amounts of the assets that will be distributed to the various groups of creditors has not yet been determined by the Bankruptcy Court. The reduction of the liabilities to the estimated liquidation value of the assets is included under the "other income (expense)" caption in the accompanying statement of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

Financial Instruments

The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments at December 31, 1996 approximate their recorded values. As of December 31, 1997, financial instruments are carried at estimated liquidation value in the accompanying statement of net assets in liquidation.

Business and Credit Concentrations

In the normal course of business, the Company extends unsecured credit to its customers. All international call back telecommunications services are billed and principally paid in U.S. dollars. Management has provided an allowance for doubtful accounts to provide for amounts which may eventually become uncollectible and to provide for any disputed charges. No customers individually accounted for more than 10% of consolidated revenues in 1997, 1996 or 1995.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments with purchased original maturities of three months or less.

Inventory

Prior to December 31, 1997, inventory was valued at the lower of cost or market with the cost determined using the first-in, first-out method. Inventory
consists  of  automatic   dialers  for  installation  in  customers'   telephone
equipment.

Property and Equipment

Prior to December 31, 1997, property and equipment was stated at cost. Depreciation and amortization for financial statement purposes was provided by the straight-line method over the estimated useful lives of the depreciable assets. Maintenance and repairs are expensed as incurred while replacements and betterments are capitalized.

Goodwill and Related Intangibles

Goodwill and related intangibles reflect the acquired cost of goodwill, customer lists, non-compete agreements, and related items. These costs are classified as "excess of cost over net assets acquired" in the accompanying December 31, 1996 balance sheet. Prior to December 31, 1997, these intangibles were amortized by the straight-line method over their estimated useful lives. It is the Company's policy to review on an annual basis the net realizable value of its intangible assets through an assessment of the estimated future cash flows related to such assets. In the event that total assets (including property and equipment) are found to be stated at amounts in excess of estimated future cash flows, the assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. At December 31, 1997, the Company recorded an impairment allowance to reduce the carrying value of its goodwill and related intangibles by $20,215,000, as described in Note 3.

Debt Issuance Costs

The Company defers costs incurred directly in connection with the issuance of debt obligations and charges such costs to interest expense on a straight-line basis over the terms of the respective debt agreements. At December 31, 1997, the Company wrote off the remaining balance of capitalized debt issuance costs of $2,293,000, because the related debt was in default. This amount has been classified with general and administrative expenses in the accompanying statement of operations.

Accounting for Stock-based Compensation

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees either to be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company applies SFAS 123 on a disclosure basis only.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. At December 31, 1997, as explained above, assets are recorded at the amounts expected to be received in liquidation and liabilities have been recorded at the amounts expected to be paid creditors. Also, as described in Note 20, administrative costs to complete the bankruptcy and liquidation of the Company have been estimated and accrued and additional liabilities may arise during the course of the bankruptcy proceedings. These amounts are estimates based on management's best judgment and other sources of information. The actual amounts that are realized from the assets and paid on liabilities, and the various bankruptcy and liquidation costs could differ materially from those estimates.

Loss Per Share

Loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods. The effect of outstanding options and warrants on the computation of net loss per share is antidilutive and, therefore, is not included in the computation for the years ended December 31, 1997, 1996 and 1995. Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires the application of certain new procedures to the calculation of earnings or loss per share. The new accounting standard was adopted by the Company as of December 31, 1997 for all years presented, but did not have a material effect on the Company's financial statements.

Federal Income Taxes

Deferred income taxes are calculated utilizing an asset and liability approach whereby deferred taxes are provided for tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. Valuation allowances against deferred tax assets are provided where appropriate.

Statement of Cash Flows

The Company considers debt instruments with maturities of three months or less at the time of purchase to be cash equivalents. Cash paid for interest for the years ended December 31, 1997, 1996 and 1995 was $2,909,886, $1,040,840, and
$374,249, respectively.

3.  Asset Sale Agreement with EqualNet

In January 1998, the Company entered into an agreement to sell certain assets to EqualNet Corporation (EqualNet). The assets to be sold to EqualNet consist primarily of the Company's rights relative to its subscribers (including accounts receivable) certain network facilities, contracts and permits. Closing of the transaction is expected to occur following formal approval by the EqualNet shareholders, which the Company believes will occur in June 1998. The purchase price is to consist of cash and convertible preferred stock of EqualNet in a total amount equal to 40% of annualized revenues plus the assumption of the outstanding balances due Greyrock secured by eligible accounts receivable of the Company (see Note 11). The amount to be paid at closing is to be reduced by certain debtor in possession financing provided by a stockholder of EqualNet after December 31, 1997 of $1,500,000, and approximately $1,000,000 of other amounts due Greyrock. Annualized revenues are to be determined based on December 1997 and January 1998 revenues and 40% of such amount is expected to be approximately $10,000,000. The cash and preferred stock expected to be received at closing are approximately $2,000,000 and $5,500,000 (face value), respectively. However, the actual value of the preferred stock is estimated to be about $2,000,000 as described below.

The Company has recorded the asset "customer lists and other intangibles" on the accompanying statement of net assets in liquidation as of December 31, 1997 in an amount equal to the excess of the estimated value of the purchase price to be received from EqualNet (including liabilities to be assumed) over the estimated values of the identifiable assets to be acquired. The difference of $20,215,000 between this amount and the balance in the Company's account "excess of cost over net assets acquired" that was recorded on the Company's books prior to December 31, 1997, has been included with "impairment of long-lived assets" in the accompanying statement of operations. In determining the estimated value of the EqualNet convertible preferred stock, a discount of 64% was applied to its face value based on the estimated fair value of the underlying common stock of EqualNet derived from recent sales of large blocks of that stock. Management of the Company believes a discount of only 28% from the face value is appropriate based on their analysis. An independent valuation of the preferred stock has not been performed. The ultimate value of the preferred stock may differ from both of these estimates.

4.  Acquisition of Addtel Communications, Inc.

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

The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired was recorded based upon the fair values of the assets acquired and liabilities assumed. The Company's consolidated statements of operations include the results of operations of Addtel since November 1, 1996.

A summary of the Addtel excess of cost for financial reporting purposes over net assets acquired that was recorded as of December 31, 1996 is as follows:

                                             December 31,
                                                 1996                Life
                                             -----------             ----
Goodwill                                    $  7,916,825           25 years
Nonsolicitation agreements                     2,000,000            5 years
Customer acquisition costs                       878,673           10 years
                                            -------------
                                              10,795,498
Accumulated amortization                        (134,043)
                                            $ 10,661,455
                                            =============

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

                                                  For the Years Ended
                                                      December 31,
                                                  1996           1995
                                             ----------------------------
Revenues                                     $ 56,832,328    $ 33,474,021
Net loss                                       (6,210,115)     (8,258,267)
Net loss per share outstanding                      (0.41)          (0.71)

5. Acquisition of First Choice Long Distance, Inc.

Effective September 1, 1996, the Company acquired substantially all of the assets of First Choice Long Distance, Inc. (First Choice), a switch-based reseller of long distance services located in Amarillo, Texas, for a total consideration of $2,070,000 (including noncompete agreements). The assets acquired included First Choice's customer base of approximately 4,500 customers and two Siemen Stromberg-Carlson DCO Central Office type switches, which will be integrated into the Company's existing network. The purchase price was funded from the proceeds of the Company's 10% Convertible Notes issued in August 1996.

The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired was recorded based upon the fair market values of assets acquired and liabilities assumed. The excess of cost over net assets acquired of $741,757 and noncompete agreements of $720,000 were being amortized on a straight-line basis over 25 and 2 years, respectively. This allocation was based on preliminary estimates subject to revision at a later date. The Company's consolidated statements of operations include the results of operations of First Choice since September 1, 1996.

The following unaudited pro forma combined results of operations of the Company assume that the acquisition of First Choice was completed at the beginning of 1995. These pro forma amounts represent the historical operating results of First Choice combined with those of the Company with appropriate adjustments which give effect to interest expense and amortization expense. These pro forma amounts are not necessarily indicative of consolidated operating results which would have been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, and general and administrative expenses nor do the amounts reflect any higher costs associated with unanticipated integration or other organizational activities the Company may be forced to undertake as a result of the acquisition.

                                                  For the Years Ended
                                                       December 31,
                                                  1996           1995
Revenues                                     $ 37,836,495     $ 23,293,156
Net loss                                       (4,457,212)      (6,857,991)
Net loss per share outstanding                      (0.29)           (0.59)


6. Acquisition of U.S. Communications Inc.

Effective June 1, 1995, the Company acquired all of the outstanding common stock of U.S. Communications, Inc. (USC), a switchless reseller of long distance services located in Levelland, Texas. The stated purchase price of $12 million for the USC common stock and the covenants not to compete were paid (i) $6.5 million in cash, (ii) $2.75 million in notes bearing 11% interest per annum,
(iii) $1.5 million in a separate group of notes also bearing 11% interest per annum, (iv) 125,000 shares of Series B Preferred Stock and common stock purchase warrants at their respective fair values as of the date of issuance. (See Note 12 regarding the Company's 1996 acquisition of these securities.)

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

The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired was recorded based upon the fair values of assets acquired and liabilities assumed. The Company's consolidated statements of operations include the results of operations of USC since June 1, 1995.

A summary of the USC excess of cost for financial reporting purposes over net assets acquired is as follows:

                                             December 31,
                                                 1996             Life
                                             -----------          ----
Goodwill                                     $ 9,399,153        25 years
Covenants not to compete                       2,400,000         5 years
Customer acquisition costs                     1,036,946        10 years
                                             ------------
                                              12,836,099
Accumulated amortization                      (1,519,464)
                                             ------------
                                             $11,316,635
                                             ============

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

                                                  For the Years Ended
                                                       December 31,
                                                  1996           1995
                                              ----------------------------
Revenues                                      $ 28,694,683    $ 26,173,431
Net loss                                        (7,083,441)     (3,864,545)
Net loss per share outstanding                       (0.61)          (0.42)


7.  Acquisition of Long Distance Network, Inc.

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

The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired was recorded based upon the fair values of assets acquired and liabilities assumed. The fair value of the stock issued in connection with the acquisition was estimated to be approximately $3,750,000, which reflects a discount of approximately 25% from the market price of the Company's publicly traded stock and, in management's view, is reasonable given its restricted nature. The Company's consolidated statements of operations include the results of operations of LDN since March 1, 1994.

A summary of the LDN excess of cost for financial reporting purposes over net assets acquired is as follows:

                                         December 31,
                                            1996                  Life
                                         -------------            ----
Goodwill                                 $  3,983,080            25 years
Covenants not to compete                      750,000            10 years
Customer acquisition costs                    442,563            10 years
                                         -------------
                                            5,175,643
Accumulated amortization                     (789,307)
                                         -------------
                                         $  4,386,336
                                         =============

8.  Discontinued Operations

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

On February 29, 1996, SATC was sold to a key member of SATC management for a $500,000 note, payable over ten years, bearing interest at 7% per annum. At December 31, 1995, the Company recorded an impairment loss of $4,055,742, including a reserve against the note, to reflect the net realizable value of SATC. Included among the SATC total assets are other assets, primarily trade credits with a book value of $362,000, of which the Company retained a minority portion at a de minimus value. Revenues for SATC for the year ended December 31, 1995 were $354,892.

9.  Property and Equipment

Property and equipment consist of:

                                                    December 31,
                                             1997(a)         1996        Life(a)
Land and buildings                        $  525,480     $   766,860   30-40 yrs
Switching and other network equipment      3,894,514       7,465,343     3-5 yrs
Equipment, computers and software          1,022,850       1,592,604       5 yrs
Furniture and fixtures                       144,792         230,130     5-7 yrs
                                          $5,587,636     $10,054,937
                                          ==========     ============

(a) As explained in Note 2, the carrying values of property and equipment at December 31, 1997 are recorded at the amounts expected to be received in liquidation. The adjustment to reduce the property and equipment to those amounts totaled approximately $6,100,000 and is included in "impairment of long-lived assets" in the accompanying statement of operations. The depreciable life of each asset was applicable prior to the change to the liquidation basis of accounting on December 31, 1997.

Switching equipment totaling $3,587,000 and $1,501,942 was recorded under capital leases at December 31, 1997 and 1996, respectively. Total depreciation expense, including amortization of equipment under capital leases, charged to operations for the years ended December 31, 1997, 1996, and 1995 was $1,833,527, $1,139,242, and $449,402, respectively.

10.  Short-Term Notes Payable

Short-term notes payable at December 31, 1996 consisted of:

Note payable to Addtel investor group                      $   772,743
Other                                                            9,496
                                                           -----------
                                                           $   782,239
                                                           ===========

These notes were retired in 1997.

11.  Line of Credit

On January 9, 1997, the Company completed a line of credit arrangement with Greyrock Business Credit (Greyrock), a division of NationsCredit Commercial Corporation. The line of credit has maximum availability of $10 million, with borrowings based on 80% of eligible accounts receivable and inventory, other than receivables arising from telecommunications services rendered to customers which are billed to the customers by a regional Bell operating company, a Bell operating company, a local exchange company, a credit card company, or a provider of local telephone services. The borrowings are collateralized by accounts receivable and certain other assets of the Company and its subsidiaries and the stock of the Company's subsidiaries. The line of credit initially matured on December 31, 1997, but automatically renews for successive additional one month terms unless either party elects to terminate by giving written notice to the other not less than 30 days prior to the next maturity date. Borrowings under the line of credit bear interest at a floating rate of 2.5% above the reference rate of Bank of America NT & SA, provided that the interest rate is not less than 9% per annum. Interest is payable monthly and to the extent that accrued interest does not equal $10,000 per month, the Company is required to pay an unused line of credit fee of such difference. The Company had borrowed $3,546,173 under this facility as of December 31, 1997. This amount is included with "notes payable due secured creditors expected to be assumed" in the accompanying statement of net assets in liquidation.

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

12.  Other Debt Obligations

Other debt obligations at December 31, 1997 and 1996 consisted of:

                                                                                              December 31,
                                                                                       1997                 1996
Subordinated Convertible Notes and Debentures due on August 15,
   2006 with interest payable semi- annually at 10% per annum                   $  36,000,000 (a)      $  27,200,000
Note payable to a trust (collateralized by land and building) due in monthly installments of $1,586 including interest at 10% with the
   balance due in 2004                                                                 90,860 (b)             99,376
Note payable to a bank (collateralized by land, building and equipment) due in monthly installments of $8,338 including
   interest at 9.75% with the balance due in 1998                                       5,371 (c)             94,822
Other unsecured notes, various terms                                                  252,958 (d)             26,237
Other notes payable, various terms, repaid in 1997                                       -                    85,203
Capital lease obligations                                                           4,365,577 (b)          1,543,124
                                                                                -------------          -------------
         Total                                                                  $ 40,714,766              29,048,762
Less current maturities at December 31, 1996:
   Long-term debt                                                                                           (133,392)
   Capital lease obligations                                                                                (437,467)
                                                                                                       -------------
Long-term obligations at December 31, 1996                                                             $  28,477,903
                                                                                                       =============

(a) The Notes and Debentures (described below) are classified as "unsecured subordinated debt" at December 31, 1997.

(b) These notes and lease obligations are included with "notes payable and capital lease obligations due secured creditors" at December 31, 1997.

(c) This note is included with "notes payable due secured creditors expected to be assumed" at December 31, 1997.

(d) These notes are included with "unsecured notes payable" at December 31, 1997.

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

In March 1997 and August 1997, the Company completed private placements of $3,800,000 and $5,000,000, respectively of 10% Convertible Debentures due 2006 (the Debentures) on terms effectively identical to the terms of the Notes. The difference between the face amount of the debentures of $8,800,000 and the net proceeds of $6,814,149 was charged to interest expense in 1997.

Interest on the Notes and Debentures is payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997 at the rate of 10% per annum. The Company is currently in default under its obligations to the Note and Debenture holders. Any rights of the Note and Debenture holders pursuant to the default will be determined in the bankruptcy proceedings. No interest has been accrued on the Notes and Debentures subsequent to the bankruptcy filing in November 1997.

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

13.  Capital Stock

Due to the change to the liquidation basis of accounting as of December 31, 1997, all shareholders' equity accounts were reduced to zero at that time because the Company's outstanding liabilities exceeded the estimated value of its assets.

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

Each share of Series A Cumulative Convertible Preferred Stock entitles its holder to receive an annual dividend of $.72 per share, payable at the option of the Company in either cash or shares of Series A Preferred Stock; to convert it into eight shares of Common Stock as adjusted in the event of future dilution from stock dividends and recapitalizations; and to receive up to $9.00 per share plus accrued and unpaid dividends in the event of involuntary or voluntary liquidation. Subject to certain conditions in loan agreements, the Series A Preferred Stock may be redeemed at the option of the Company on or after July 31, 1997, but must be mandatorily redeemed no later than July 21, 2000, at a price of $9.00 per share plus accrued interest and unpaid dividends. Due to the mandatory redemption requirements, the Series A Preferred Stock was recorded at its fair value at the date of issuance, with increases to its carrying value via periodic accretions up to the mandatory redemption date. Due to the change to the liquidation basis of accounting as of December 31, 1997, the Series A Preferred Stock was reduced to zero at that time because the Company's outstanding liabilities exceeded the estimated value of its assets.

In September 1995, the Company sold 1,100,000 shares of unregistered, restricted Common Stock in a private placement transaction for $1,374,890. In conjunction with this transaction, the purchasers received common stock purchase warrants exercisable into an aggregate of 1,100,000 shares of stock at $1.25 per share.

14.  Stock Options

As of December 31, 1997, the Company believes all outstanding stock options have no value and any disclosure of stock option activity for 1997 would be misleading. Therefore, the following disclosures apply only to 1996 and 1995.

At December 31, 1996, the Company had several stock option plans (the Plans) under which options to acquire up to 8,000,000 shares could be granted to directors, officers and employees of the Company. The options are nontransferable and forfeitable if the holder resigns or leaves the Company for any reason. Options under the Plans vest and may be exercised after six months from the dates of grant, but the shares acquired upon exercise may only be sold after periods of from eighteen to thirty months from the vesting date. Unexercised options generally expire five years from the dates of grant. An aggregate of 5,398,750 options had been granted under the Plans as of December 31, 1996.

The exercise price of options granted under the Plans is no less than the market value of the stock on the dates the options are granted. Accordingly, no compensation expense is recognized by the Company with respect to such grants.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its director, officer and employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995 respectively; no dividend yield; expected volatility of 63.2% and 66.9%; risk free interest rates of 6.1% and 7.0%; and expected lives of 5 years and 7.5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                               1996                             1995
                             --------                         --------
                   As Reported      Pro Forma        As Reported     Pro Forma
                   -----------      ---------        -----------     ---------
Net loss          $ (4,054,515)  $ (5,209,618)     $ (6,456,963)   $ (7,768,359)
Net loss per
  common share           (0.27)         (0.34)            (0.56)          (0.67)

A summary of options granted and outstanding under the Plans is summarized below:

                                                 1996                                1995
                                     -------------------------------   --------------------------------
                                                    Weighted-Average                   Weighted-Average
                                       Shares        Exercise Price     Shares          Exercise Price
                                       ------       ----------------    ------         ----------------
Outstanding at beginning of year     2,123,470            $1.60        2,114,800             $1.15
Granted                                 827,000            2.20          994,250              1.76
Exercised                             (523,803)            1.21         (914,861)              .69
Forfeited                             (198,617)            2.14          (70,719)             1.99
Outstanding at end of year           2,228,050             1.86        2,123,470              1.60
Exercisable at end of year           2,173,050             1.87        2,123,470              1.60
Weighted-average fair value of
  options granted during the year    $    1.29                         $    1.15


The following table summarizes information about options outstanding under the Plans at December 31, 1996:

                                 Options Outstanding                                    Options Exercisable
                     ------------------------------------------------------      -----------------------------------
                                     Weighted-Average          Weighted-                                Weighted-
   Range of            Shares           Remaining               Average            Shares                Average
    Prices           Outstanding     Contractual Life        Exercise Price      Exercisable          Exercise Price
---------------      -----------     ----------------        --------------      -----------          --------------
$ .43 - $ .80           418,000             1.2                  $ .70              418,000                $ .70
 1.56 -  2.63         1,642,550             3.1                   1.99            1,587,550                 2.01
 3.47 -  3.50           167,500             3.9                   3.50              167,500                 3.50

In addition, in 1995 the Company granted additional options outside of the Plans to the Chairman of the Board and Chief Executive Officer to acquire up to 1,000,000 shares of unregistered, restricted Common Stock. These options had a fair value of $0.54 per share on the grant date and were unexercised at December 31, 1997.

15.  Federal Income Taxes

The components of the net deferred tax asset at December 31, 1996 were as follows:

Deferred tax assets:
     Allowance for doubtful accounts                                $   986,990
     Other reserves                                                     140,233
     Amortization on excess of cost over net assets acquired            276,626
     Net operating loss carryforwards                                 3,498,119
                                                                     -----------
         Gross deferred tax asset                                     4,901,968

Deferred tax liabilities:
     Depreciation on other assets                                       723,214
                                                                      4,178,754
Valuation allowance                                                  (4,178,754)
                                                                     -----------
Net deferred tax asset                                               $    -
                                                                     -----------

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the consolidated statements of operations:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                       1996            1995
                                                       ----            ----
Income tax benefit at federal statutory rate       $(1,285,221)    $ (657,975)
Net operating losses not benefitted                    867,509        657,975
Other                                                  417,712           -
                                                   ------------    -----------
Income tax benefit provided                        $      -        $     -
                                                   ============    ===========

At December 31, 1997, the Company had net operating loss carryforwards aggregating approximately $27,000,000 which expire in various years between 2003 and 2012. Certain changes in the Company's ownership have occurred as defined by Internal Revenue Code Section 382, which would result in an annual limitation on the amount of tax carryforwards which can be utilized.

16.  Nonrecurring Charges

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

17.  Employment Contract and Severance Packages

In 1995, the Company entered into an employment agreement with the Chairman of the Board and Chief Executive Officer. The employment agreement, which was to expire on March 23, 2001, provided for an annual salary of $275,000 and contained a bonus schedule based on audited consolidated net income on an annual basis and certain stock options. In 1997, the employment agreement was canceled and the individual was granted a severance package. Another officer was also granted a severance package in 1997. Payments received by the two officers in 1997 totaled $38,000. In addition, $86,000 is accrued at December 31, 1997 with pre-petition accrued expenses in the accompanying statement of net assets in liquidation.

18.  Leases

The Company leases certain office facilities and equipment under capital leases and noncancellable operating leases expiring through 2001. As permitted under the Bankruptcy Code, the Company has rejected substantially all of these leases and the related assets were returned to the lessors in early 1998 or are in the process of being returned. Additional liability to the Company, if any, under the remaining terms of the leases is determined by bankruptcy law and has been estimated at $325,000. This amount has been recorded with "pre-petition accounts payable and accrued expenses" in the accompanying statement of net assets in liquidation at December 31, 1997.

The total rent expense incurred during the years ended December 31, 1997, 1996 and 1995 was $574,618, $425,665 and $319,758, respectively.

19.  Related Party Transactions

An individual who was a director of the Company for a period of time during 1996 and 1997 was also the manager of an investment fund that purchased $8,800,000 of Debentures (see Note 12) in 1997.

The chairman of the board of the Company received $50,000 in 1997 under a consulting agreement with the Company. In addition, the chairman is to receive $105,000 upon successful completion of the sale of assets to EqualNet (see Note
3).

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

The Company had a $195,904 note receivable due from an officer and director bearing interest at 10% at December 31, 1995. Effective April 11, 1996, the Company entered into a settlement agreement with this officer under which (i) the officer's employment was terminated, (ii) the officer entered a covenant not to compete with the Company for three years, and (iii) the officer agreed to provide ongoing consulting services to the Company through March 31, 1999. In consideration for the agreement, the Company issued to the officer 142,534 shares of unregistered, restricted Common Stock (fair market value of $249,120) and released the officer from his obligations to the Company under the note receivable in a principal sum of $195,904, plus accrued but unpaid interest of $39,179. The Company capitalized the consideration given for the agreement and charged the amount to operating expenses on a straight line basis over the term of the agreement. The unamortized balance of $394,888 related to the agreement is included in other noncurrent assets at December 31, 1996. The balance was written off and charged to expense in 1997.

20.  Commitments and Contingencies

In July 1997 a long distance carrier filed a claim against the Company seeking to recover approximately $864,000 allegedly due and owing for telecommunications services provided to the Company. The Company has answered the complaint raising affirmative defenses, however, the Company believes a complete defense to this complaint is unlikely. Continuation of this action has been stayed as a result of the Company's bankruptcy filing. The Company believes that any allowed portion of the claim would be a general unsecured claim and has accrued the full amount of $864,000 at December 31, 1997, prior to adjustment to reduce liabilities to estimated liquidation value of assets.

In addition, certain of the Company's telecommunications service providers have filed motions seeking termination of their contracts with the Company as well as other forms of relief. These motions have been argued before the Bankruptcy Court, but have not been ruled on by the Bankruptcy Court and are subordinate to the Order of Relief. The carriers' termination of service to the Company as a result of a ruling in their favor would have a material adverse effect on the Company's ability to continue operations through the date of the expected sale to EqualNet and liquidation of the Company and could reduce the net assets ultimately available for distribution to creditors.

Further, pre-petition liabilities reflected in the accompanying statement of net assets in liquidation are based on schedules filed by the Company with the Bankruptcy Court (Bankruptcy Schedules) and reflect the claims which the Company believes the respective entities could assert against the Company in the bankruptcy proceedings. The claims listed in the Bankruptcy Schedules do not necessarily encompass the universe of claimants, nor the amount of each claim, which may be asserted against the Company in the bankruptcy proceedings. Any entity which believes that it has a claim against the Company will be required to file a proof of that claim, including the amount of the claim, prior to a certain date fixed by the Bankruptcy Court (the "Bar Date"). The Company anticipates that the Bar Date will be in early June 1998.

The Company has estimated administrative costs to complete the bankruptcy and liquidation of the Company following December 31, 1997 to be approximately $2,300,000. This amount has been accrued and classified with "post-petition accounts payable and accrued expenses" in the accompanying statement of net assets in liquidation.

21.  Benefit Plan

The Company adopted a 401K Retirement Plan (the 401K Plan) effective January 1, 1996. Under the 401K Plan, employees could elect to reduce their compensation and contribute to the 401K Plan provided they had completed six months of employment eligibility, reached the age of twenty and completed at least 1,000 hours of service during any twelve consecutive month period following their first day of work. Each employee could defer up to 15% of their salary not to exceed the limit allowable by law in any one year. Vesting is 20% per year of service and the employee is credited with a year of service if they have completed at least 1,000 hours of service. The Company may, at its option, make discretionary matching contributions to the 401K Plan. An employee must meet all the service requirements of participation and be active on December 31 to be eligible for any Company matching contributions. The Company made 50% matching contributions of $30,599 and $12,000 for the 1997 and 1996 plan years, respectively. Distributions from the Plan are not permitted before the age of 65 except in the event of death, disability, or termination of employment. The Plan will terminate effective April 30, 1998 due to the bankruptcy and expected liquidation of the Company.